Form 10-Q
period 2015-03-31
Spark Therapeutics, Inc.
filed 2015-05-11
CIK 1609351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36819

Spark Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2654405
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3737 Market Street Suite 1300 Philadelphia, PA	19104
(Address of Principal Executive Offices)	(Zip Code)

(888) 772-7560

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2015 there were 24,543,923 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

REFERENCES TO SPARK

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires:

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

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

Spark Therapeutics, Inc.

Balance sheets

(unaudited)

	December 31, 2014	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$74,566,963	$234,412,118
Other receivables	244,393	669,399
Prepaid expenses and deferred financing costs	2,551,912	776,113

Total current assets	77,363,268	235,857,630
Property and equipment, net	12,674,372	13,399,394
Other assets	408,211	408,211

Total assets	$90,445,851	$249,665,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,676,697	$3,135,451
Accrued expenses and other	3,163,154	2,448,366
Current portion of deferred revenue	10,014,377	5,578,558

Total current liabilities	15,854,228	11,162,375

Deferred rent	8,618,489	8,651,297
Long-term deferred revenue	10,767,414	12,928,766

Total liabilities	35,240,131	32,742,438

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Series A convertible preferred stock, $0.001 par value. Authorized, 5,000,000 shares; issued and outstanding, 5,000,000 shares at December 31, 2014	10,000,000	—
Series B convertible preferred stock, $0.001 par value. Authorized, 45,186,334 shares; issued and outstanding, 45,186,334 shares at December 31, 2014	72,437,203	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued and outstanding, 6,290,317 and 24,543,923 shares at December 31, 2014 and March 31, 2015, respectively.	6,290	24,544
Additional paid-in capital	54,364,833	308,234,366
Accumulated deficit	(81,602,606)	(91,336,113)

Total stockholders’ equity	55,205,720	216,922,797

Total liabilities and stockholders’ equity	$90,445,851	$249,665,235

See accompanying notes to unaudited financial statements.

Spark Therapeutics, Inc.

Statements of operations

(unaudited)

	Three months ended March 31,
	2014	2015
Revenues	$20,000	$2,274,467
Operating expenses:
Research and development	3,387,733	8,334,108
General and administrative	1,016,123	3,684,880

Total operating expenses	4,403,856	12,018,988

Loss from operations	(4,383,856)	(9,744,521)
Interest income	—	11,014

Net loss	(4,383,856)	(9,733,507)
Preferred stock dividends	—	(634,794)

Net loss applicable to common stockholders	$(4,383,856)	$(10,368,301)

Basic and diluted net loss per common share	$(0.86)	$(0.58)

Weighted average basic and diluted common shares outstanding	5,100,885	17,925,296

See accompanying notes to the unaudited financial statements

Spark Therapeutics, Inc.

Statement of stockholders’ equity

(unaudited)

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	5,000,000	$10,000,000	45,186,334	$72,437,203	6,290,317	$6,290	$54,364,833	$(81,602,606)	$55,205,720
Conversion of Series A preferred stock and dividends to common stock upon initial public offering	(5,000,000)	(10,000,000)	—	—	1,016,219	1,016	9,998,984	—	—
Conversion of Series B preferred stock and dividends to common stock upon initial public offering	—	—	(45,186,334)	(72,437,203)	9,183,831	9,184	72,428,019	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	8,050,000	8,050	168,884,443	—	168,892,493
Issuance of common stock for services	—	—	—	—	3,556	4	193,905	—	193,909
Stock-based compensation expense	—	—	—	—	—	—	2,364,182	—	2,364,182
Net loss	—	—	—	—	—	—	—	(9,733,507)	(9,733,507)

Balance, March 31, 2015	—	$—	—	$—	24,543,923	$24,544	$308,234,366	$(91,336,113)	$216,922,797

See accompanying notes to unaudited financial statements

Spark Therapeutics, Inc.

Statements of cash flows

(unaudited)

	Three months ended March 31,
	2014	2015
Cash flows from operating activities:
Net loss	$(4,383,856)	$(9,733,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash rent expense	—	208,027
Depreciation expense	—	370,570
Stock-based compensation expense	389,253	2,558,091
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(156,070)	(939,021)
Accounts payable and accrued expenses	722,601	870,391
Deferred revenue	—	(2,274,467)

Net cash used in operating activities	(3,428,072)	(8,939,916)

Cash flows from investing activities:
Purchases of property and equipment	(37,060)	(1,685,771)

Net cash used in investing activities	(37,060)	(1,685,771)

Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred units	4,861,285	—
Proceeds from issuance of common stock, net of financing costs	—	170,470,842

Net cash provided by financing activities	4,861,285	170,470,842

Net increase in cash and cash equivalents	1,396,153	159,845,155
Cash and cash equivalents, beginning of period	—	74,566,963

Cash and cash equivalents, end of period	$1,396,153	$234,412,118

Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$10,519	$157,407
Property and equipment purchases included in accounts payable and accrued expenses	$59,160	$557,021

See accompanying notes to unaudited financial statements.

Spark Therapeutics, Inc.

Notes to financial statements

(unaudited)

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

(a) Initial Public Offering (IPO)

On February 4, 2015, the Company completed its IPO, having sold 8,050,000 shares of common stock at an IPO price of $23.00 per share, for aggregate gross proceeds of $185.2 million. The Company received net proceeds from the IPO of $168.9 million, after deducting underwriting discounts and commissions and other offering expenses. As part of the IPO, all of the outstanding shares of preferred stock, including shares of preferred stock issued as accrued dividends, were converted into an aggregate of 10,200,050 shares of common stock.

(2) Development-stage risks

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $91.3 million at March 31, 2015. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. Additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

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

(3) Summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2015 and its results of operations and cash flows for the three months ended March 31, 2014 and 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The interim financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements.

The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(b) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

(c) Fair value of financial instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents, other receivables and accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

(d) Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2015 consisted primarily of money market funds.

(e) Property and equipment

Property and equipment consists of computer and laboratory equipment, software, office equipment, furniture and leasehold improvements and is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of three years for computer equipment and software, five years for laboratory and office equipment and seven years for furniture. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

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

(f) Research and development and in-process research and development

Research and development costs are expensed as incurred. Research and development expenses consist of internal and external expenses. Internal expenses include employee compensation and overhead. External expenses include development, clinical trials, statistical analysis and report writing and regulatory compliance costs incurred with clinical research organizations and other third-party vendors. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. When the Company is reimbursed by a collaboration partner for work performed, the costs incurred are recorded as research and development expenses and the related reimbursement is recorded as a reduction to research and development expenses.

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

To date, the Company has not generated any revenues from the commercial sale of products.

(h) Recapitalization

On January 16, 2015, the Company effected a reverse stock split of the Company’s common stock at a ratio of one share for every five shares previously held. All common stock share and common stock per share data included in these financial statements reflect the reverse stock split.

(i) Net loss per common share

Basic and diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. For all periods presented, the outstanding shares of Series A convertible preferred stock (Series A Stock), unvested restricted shares and common stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2014 and 2015 as they would be anti-dilutive:

	March 31, 2014	March 31, 2015
Convertible preferred shares	1,000,000	—
Unvested restricted common shares	923,283	507,673
Options issued and outstanding	—	3,027,947

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(j) Deferred rent

Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which was May 1, 2014 for the Company’s corporate headquarters. Tenant improvement allowances from the lessor are included in the accompanying balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of March 31, 2015 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received/receivable.

(4) Fair value of financial instruments

The Company follows FASB accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements to maximize the use of “observable inputs.” The three-level hierarchy of inputs to measure fair value are as follows:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2014:
Assets:
Money market funds (included in cash and cash equivalents)	$74,025,841	—	—
At March 31, 2015:
Assets:
Money market funds (included in cash and cash equivalents)	$233,976,601	—	—

(5) Accrued expenses

Accrued expenses consist of the following:

	December 31, 2014	March 31, 2015
Compensation and benefits	$1,385,013	$1,235,473
Consulting and professional fees	1,327,942	188,363
Research and development	247,448	702,466
Other	202,751	146,845

	$3,163,154	$2,273,147

(6) Stockholders’ equity

The Company’s certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares. The Company has authorized 150,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

May 2014 Series B financing

In May 2014, the Company issued 45,186,334 shares of Series B convertible preferred stock (Series B Stock) for $72.4 million, net of transaction costs. In conjunction with the issuance of Series B Stock, certain Series A Stock terms were amended. Every five shares of Series A Stock and Series B Stock were to automatically convert into one share of common stock at a qualified IPO, as defined, or upon approval by at least 87.5% of the Series B Stock holders, subject to certain customary antidilution adjustments contained in the Company’s certificate of incorporation. The Series A Stock and Series B Stock were entitled to receive cumulative dividends at 8% per annum, which accrued from day to day beginning November 23, 2014 and were payable upon conversion, an event of liquidation or a qualified IPO, in each case, in shares of Series A Stock and Series B Stock, as applicable. As of February 4, 2015, dividends of $1.3 million had accumulated, and in connection with the IPO, were declared and converted along with all outstanding shares of Series A Stock and Series B Stock into an aggregate of 10,200,050 shares of common stock.

(b) Common

Through May 1, 2014, the Board designated Series 1 Units, Series 2 Units and Series 3 common units (Series 3 Units). Capital distributions were to be made to and among the holders, in the following order of priority: Series A Units, Series 1 Units, Series 2 Units and Series 3 Units. Upon conversion of the Company into a C corporation in May 2014, each outstanding Series 1 Unit converted into 0.2 shares (post-split) of common stock, each outstanding Series 2 Unit converted into 0.2 shares (post-split) of common stock and each outstanding Series 3 Unit converted into 0.03883773 shares (post-split) of common stock. In 2013 and 2014, the Company issued Series 2 Units and Series 3 Units to various employees, directors and consultants of the Company. The Series 2 Units and Series 3 Units vesting terms vary, but primarily, shares vest 25% on the first anniversary of the vesting commencement date and then quarterly over three years, with accelerated vesting in the event of a change in control, as defined. Any unvested shares are forfeited in the event that the individual ceases to provide services to the Company. Upon conversion, the vesting terms of the previously issued equity remained consistent.

For the three months ended March 31, 2014, the Company recorded compensation expense of $0.2 million and $0.2 million in general and administrative expense and research and development expense, respectively, related to the restricted units. For the three months ended March 31, 2015, the Company recorded compensation expense of $15,847 and $1.2 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. At March 31, 2015, there was $3.7 million of unrecognized compensation expense related to restricted common shares which is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2014	578,994	$4.46
Shares vested	(71,321)	5.61

Nonvested shares at March 31, 2015	507,673	4.56

(7) Stock incentive plans

In May 2014, the Company established the 2014 Stock Incentive Plan (the 2014 Plan), which allows for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and other stock awards of the Company’s common stock to employees, officers, directors, consultants and advisors. In January 2015, upon the IPO, the plan was terminated and the 209,500 shares available for future grants under the 2014 Plan were rolled into the 2015 Stock Incentive Plan (the 2015 Plan).

In January 2015, the Company established the 2015 Plan, which became effective immediately prior to the closing of the IPO. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. Under the 2015 Plan, the number of shares of common stock reserved for issuance is the sum of: (1) 1,830,000 plus; 2) the number of shares (up to 2,543,299 shares) equal to the sum of the number of shares of common stock then available for issuance under the 2014 Plan and the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,724,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of such fiscal year and an amount determined by the board of directors. As of March 31, 2015, 1,276,050 shares were available for future grants under the 2015 Plan.

In January 2015, the Company established the 2015 employee stock purchase plan (the 2015 ESPP), which became effective immediately prior to the closing of the IPO. The 2015 ESPP initially will provide participating employees with the opportunity to purchase an aggregate of 220,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2015 ESPP automatically will increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2026, in an amount equal to the lowest of: (1) 440,000 shares of common stock; (2) 1% of the total number of shares of common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the board of directors. No shares were issued under the 2015 ESPP plan as of March 31, 2015.

The following table summarizes stock option activity:

	Number of shares	Weighted- average exercise price	Aggregate intrinsic value(a)
Outstanding at December 31, 2014	2,264,497	$4.52
Granted	763,450	60.15

Outstanding at March 31, 2015	3,027,947	18.55

Vested at March 31, 2015	80,100	3.45	$5,931,405

Vested at March 31, 2015 and expected to vest	3,027,947	18.55	$178,499,471

(a)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock.

The weighted average remaining contractual term of options outstanding as of March 31, 2015 is 9.5 years. The weighted average remaining contractual term of options exercisable as of March 31, 2015 is 9.2 years.

During the three months ended March 31, 2015, the Company recorded compensation expense of $0.5 million and $0.7 million in research and development expense and general and administrative expense, respectively, related to stock options. At March 31, 2015, there was $36.7 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.8 years.

The weighted average grant date fair value of the options granted during the three months ended March 31, 2015 was estimated at $40.27 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	75.3%
Risk-free interest rate	1.66%
Expected term (in years)	6.10
Expected dividend yield	0.0%

(8) Related-party transactions

As of December 31, 2014 and March 31, 2015, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the three months ended March 31, 2014 and 2015, the Company recorded $23,848 and $0.2 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying statement of operations.

In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the three months ended March 31, 2014, the Company recorded $2.4 million as research and development expense and $10,266 as general and administrative expense related to these agreements. For the three months ended March 31, 2015, the Company recorded $0.9 million as research and development expense related to these agreements.

As of December 31, 2014, $0.1 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of March 31, 2015, $0.1 million and $0.7 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(9) Collaboration and license agreements

In March 2014, the Company entered into an agreement with Genable Technologies Limited (Genable) in which the Company will be the exclusive manufacturer and provide development advice and expertise in the ongoing development of Genable’s lead therapeutic product. Under a license agreement, the Company also granted certain rights to manufacturing patent applications. The Company is eligible to earn development milestone payments and mid-single-digit royalties on future product sales. During the three months ended March 31, 2014, the Company received $20,000 for the license and recognized it as revenue. As the final product being manufactured is subject to final testing, the Company will recognize manufacturing revenues when product is released. As of March 31, 2015, $0.4 million remains in current deferred revenue related to the Genable agreement.

In April 2014, the Company began discussions with a biopharmaceutical company concerning a potential manufacturing technology agreement. The Company received a one-time, nonrefundable payment of $1.0 million to engage in due diligence. In March 2015, the Company concluded discussions on a potential arrangement with the biopharmaceutical company and, as a result, the Company recognized the nonrefundable payment of $1.0 million as revenue during the three months ended March 31, 2015.

In December 2014, the Company entered into a global collaboration agreement with Pfizer Inc. (Pfizer), for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any Factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company will be primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. During the three months ended March 31, 2015, the Company recognized $1.3 million of revenue. As of March 31, 2015, there is $5.2 million and $12.9 million of current and long term deferred revenue for this payment, respectively. During the three months ended March 31, 2015, the Company recorded $0.4 million as a reduction to research and development expenses for the reimbursement of costs from Pfizer.

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

The agreement will expire on a country-by-country basis upon the latest of: (i) the expiration of the last-to-expire valid claim, as defined in the agreement, in licensed patent rights covering a licensed product; (ii) the expiration of the last-to-expire regulatory exclusivity granted with respect to a licensed product; or (iii) 15 years after the first commercial sale of the last licensed product to be launched, in each case, in the applicable country. Pfizer may terminate the agreement on a licensed product-by-licensed product and country-by-country basis, or in its entirety, for any or no reason subject to notice requirements.

In April 2015, the Company entered into a research, license and option agreement with Clearside Biomedical, Inc. (Clearside) under which the Company acquired exclusive rights to license Clearside’s microinjector technology and the option to further develop and commercialize gene therapy products delivered using the Clearside technology. Under the agreement, the companies will explore the feasibility of using Clearside’s microinjector technology to deliver viral vectors to the choroid and the retina through the suprachoroidal space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Our most advanced product candidate, SPK-RPE65, which is in a pivotal Phase 3 clinical trial, targets inherited retinal degenerations, or IRDs, caused by non sex-linked, or autosomal recessive, mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRDs are affected by a range of severe visual impairments, which ultimately lead to blindness, that make independent activities of daily living challenging. For example, affected children often depend on visual aids to carry out classroom activities while adults with these diseases may face diminished employment opportunities and may be stripped of some of the rewards of parenting, such as watching a child play his or her favorite sport. We estimate that there are approximately 3,500 individuals with RPE65-mediated IRDs in the United States and the five major European markets.

To date, results from our two Phase 1 clinical trials, along with reports from our clinical study team and other feedback regarding the subjects in the trial, suggest that SPK-RPE65 enables subjects to perform activities of daily living with greater independence than prior to treatment. SPK-RPE65 continues to demonstrate long-lasting effects, with the subjects reported to date from our Phase 1 study of the contralateral eye maintaining improvements in functional vision and retinal sensitivity through their latest follow-up visit, which ranges from two to four years post-injection. These results confirm the long-lasting effects of SPK-RPE65 in restoring functional vision that were reported by the clinical study team. Notably, as reported by our clinical study team, following a single injection of SPK-RPE65 in one eye, the children from our initial Phase 1 trial no longer depended on visual aids to carry out classroom activities and were able to walk and play like normally-sighted kids. Furthermore, inclusive of the subjects in our ongoing Phase 3 clinical trial, we have not observed any drug-related serious adverse events to date.

In the Phase 3 clinical trial of SPK-RPE65, we have dosed all subjects in the treatment group and currently are collecting data. We anticipate reporting final results during the second half of 2015. If successful, we plan to submit a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, in 2016. SPK-RPE65 has the potential to be the first gene therapy approved in the United States for the treatment of a genetic disease and the first approved pharmacologic treatment for any IRD.

We are pursuing other follow-on product candidates targeting other IRDs, including SPK-CHM for the treatment of choroideremia. We currently are enrolling subjects in a dose-escalating Phase 1/2 trial for SPK-CHM.

We have established human proof-of-concept in using gene therapy to deliver and express a therapeutic gene in the liver as part of our SPK-FIX program for the treatment of hemophilia B. In December 2014, we entered into a global collaboration agreement with Pfizer Inc., or Pfizer, for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the terms of the agreement, we received a $20.0 million upfront payment and are eligible to receive up to $260.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales. Pfizer and we expect to initiate a Phase 1/2 clinical trial for our lead SPK-FIX product candidate in the first half of 2015.

We have in-licensed extensive preclinical data and are developing several gene therapy programs targeting other hematologic disorders and neurodegenerative diseases.

We believe that we have a significant competitive advantage in the field of gene therapy as a result of the collective experience of our scientific and management team and the advanced stage of development of our product candidates. Our scientists and scientific advisors have accumulated over 150 years of collective experience in the field of gene therapy, contributing key insights and significant developments that have coincided with a resurgence of interest in gene-based medicines. Our proprietary manufacturing processes produce consistent yields of highly pure and stable gene therapies, including both adeno-associated virus, or AAV, and lentiviral vectors. Our vectors are disarmed viruses that carry genetic material into target cells, where they deliver a functional gene that allows production of a normal protein.

We were formed as AAVenue Therapeutics, LLC, a Delaware limited liability company, on March 13, 2013. On October 14, 2013, we acquired or exclusively in-licensed the commercial and development rights to certain clinical and preclinical programs and intellectual property from CHOP and University of Iowa Research Foundation, or UIRF, and in-licensed additional intellectual property from the University of Pennsylvania, or Penn. On October 15, 2013, we changed our name to Spark Therapeutics, LLC. On May 2, 2014, we converted from a Delaware limited liability company into a Delaware corporation, pursuant to which we changed our name to Spark Therapeutics, Inc. Our operations to date have been focused on developing our product candidates, organizing and staffing our company, business planning and raising capital.

We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $91.3 million as of March 31, 2015. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the three months ended March 31, 2015 and 2014, we incurred $8.3 million and $3.4 million of research and development expenses, respectively, and $3.7 million and $1.0 million of general and administrative expenses, respectively.

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

Through March 31, 2015, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $251.3 million. On February 4, 2015, we completed our initial public offering, or IPO, whereby we sold 8,050,000 shares of common stock, inclusive of 1,050,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $23.00 per share. Our shares began trading on January 30, 2015. The aggregate net proceeds received by us from the IPO were $168.9 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock, including accrued dividends, converted into 10,200,500 shares of common stock.

Financial operations overview

Revenue

To date, we have not generated any revenues from product sales. Our revenues have been derived from collaboration agreements.

In March 2014, we entered into a development and manufacturing agreement with Genable Technologies Ltd, or Genable, in which we will be the exclusive manufacturer and provide development advice and expertise in the ongoing development of Genable’s lead therapeutic product candidate, RhoNova, to treat rhodopsin-linked autosomal dominant retinitis pigmentosa, or RP, or RHO-adRP. RHO-adRP is an IRD that is a genetic subtype of RP that results in severe vision loss and often blindness. Under the agreement, we granted Genable a license to certain AAV vector manufacturing patents and as consideration for the license grant and certain development consulting services we have agreed to provide Genable, we are eligible to earn development milestone payments and mid-single-digit royalties on any future product sales of RhoNova. We also entered into a manufacturing agreement with Genable under which we will receive payment for the manufacture and supply of RhoNova. During the three months ended March 31, 2014 and 2015, we recognized $20,000 and $0, respectively, of revenue and, as of March 31, 2015, $0.4 million of current deferred revenue remains on our balance sheet related to our agreement with Genable.

In April 2014, we entered into discussions with a pharmaceutical company concerning a potential manufacturing technology agreement. We received a one-time, nonrefundable payment of $1.0 million for engaging in due diligence. We concluded discussions on a potential arrangement with the pharmaceutical company in the first quarter of 2015 and, as a result, we recognized the nonrefundable payment of $1.0 million as revenue in the three months ended March 31, 2015.

In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During the three months ended March 31, 2015, we recognized $1.3 million of revenue and, as of March 31, 2015, there was $5.2 million and $12.9 million of current and long-term deferred revenue, respectively, included on our balance sheet related to this payment.

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

Research and development expenses

Research and development expenses consist primarily of internal and external costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and other compensation expenses, including stock-based compensation;

•	expenses incurred under our agreements with contract research organizations, or CROs, and clinical sites that will conduct our preclinical studies and clinical trials and the cost of clinical consultants;

•	costs associated with regulatory filings;

•	costs of laboratory supplies and the acquiring, developing and manufacturing of preclinical and clinical study materials; and

•	costs of facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other operating costs for the portion of our facilities related to research and development.

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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	completion of a pivotal Phase 3 clinical trial in the United States to evaluate the efficacy and safety of SPK-RPE65;

•	establishing a medical affairs group;

•	proposed regulatory submissions for SPK-RPE65;

•	the Phase 1/2 clinical trial for SPK-CHM;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates, which are in development in collaboration with Pfizer;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs for hemophilia A and neurodegenerative diseases; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.

The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” beginning on page 20 of this Quarterly Report on Form 10-Q.

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

Income taxes

From inception through May 1, 2014, we were a limited liability company for federal and state tax purposes and, therefore, all items of income or loss through May 1, 2014 flowed through to the members of the limited liability company. Effective May 2, 2014, we converted from a limited liability company to a C corporation for federal and state income tax purposes. Accordingly, prior to the conversion to the C corporation, we did not record deferred tax assets or liabilities or have any net operating loss carryforwards. At March 31, 2015, we continue to monitor whether a full valuation allowance is necessary for our deferred tax assets.

Results of operations

Comparison of the three months ended March 31, 2014 and 2015

	Three months ended March 31,
	2014	2015
	(in thousands)
Revenues	$20	$2,274
Operating expenses:
Research and development	3,388	8,334
General and administrative	1,016	3,685

Total operating expenses	4,404	12,019

Loss from operations	(4,384)	(9,745)
Interest income	—	11

Net loss	$(4,384)	$(9,734)

Revenues

In the three months ended March 31, 2014, we recognized $20,000 of revenue associated with our Genable agreements. In the three months ended March 31, 2015, we recognized $1.3 million of revenue associated with our Pfizer agreement and $1.0 million associated with a non-refundable payment from a biopharmaceutical company received in 2014 for a potential manufacturing technology agreement that did not occur. Discussions on the potential agreement concluded in March 2015.

Research and development expenses

Our research and development expenses for the three months ended March 31, 2014 were $3.4 million and for the three months ended March 31, 2015 were $8.3 million. The $4.9 million increase was due to a $5.3 million increase in internal research and development expenses, due primarily to significantly increased headcount, offset by a decrease of $0.4 million in external research and development expenses, primarily from an $0.8 million decrease in external costs for clinical trials for SPK-RPE65.

The following table summarizes our research and development expenses by product candidate or program for the three months ended March 31, 2014 and 2015:

	Three months ended March 31,
	2014	2015
	(in thousands)
External research and development expenses:
SPK-RPE65	$1,805	$978
SPK-CHM	141	450
SPK-FIX	779	704
Other product candidates	234	445

Total external research and development expenses	2,959	2,577
Total internal research and development expenses	429	5,757

Total research and development expenses	$3,388	$8,334

We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2014 were $1.0 million and for the three months ended March 31, 2015 were $3.7 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $2.7 million increase primarily was due to increased insurance, professional fees and other operating costs as a result of becoming a public company and increased headcount.

Liquidity and capital resources

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three months ended March 31,
	2014	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,428)	$(8,940)
Investing activities	(37)	(1,686)
Financing activities	4,861	170,471

Net increase in cash and cash equivalents	$1,396	$159,845

Net cash used in operating activities

The net cash used in operating activities was $3.4 million for the three months ended March 31, 2014, and consisted of a net loss of $4.4 million, adjusted for non-cash stock-based compensation expense of $0.4 million and an increase of $0.6 million in operating assets and liabilities.

The net cash used in operating activities was $8.9 million for the three months ended March 31, 2015, and consisted of a net loss of $9.7 million adjusted for non-cash items, including depreciation expense of $0.4 million, stock-based compensation expense of $2.6 million, non-cash rent expense of $0.2 million and a net increase in operating assets and liabilities of $2.3 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $2.3 million, of which $1.3 million is related to our Pfizer agreement and $1.0 million is related to the non-refundable payment received for engaging in due diligence with a potential manufacturing technology partner, and an increase of $0.9 million in accounts payable and accrued expenses and $0.9 million in prepaid expenses and other assets.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2014 was $37,060 consisting of costs related to the purchase of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2015 was $1.7 million, consisting of costs related to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $4.9 million, consisting of the $4.9 million receivable due from CHOP at December 31, 2013.

Net cash provided by financing activities for the three months ended March 31, 2015 was $170.5 million, which was the proceeds from the issuance of common stock in our IPO net of expenses paid during the quarter ended March 31, 2015.

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

The expected use of our cash and cash equivalents of $234.4 million as of March 31, 2015 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and the net proceeds from this offering.

Based on our planned use of our cash and cash equivalents, we estimate that such funds will be sufficient to enable us to complete the submission of a BLA and prepare for commercialization of SPK-RPE65, complete our Phase 1/2 trial for SPK-CHM, substantially complete our planned Phase 1/2 trial for our lead SPK-FIX product candidate in collaboration with Pfizer, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2018. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaboration with Pfizer. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Off-balance sheet arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual obligations

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 25, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2015, we had cash and cash equivalents of $234.4 million, consisting of investments in cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not subject to any material legal proceedings.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 13 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks related to our financial position

We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. As of March 31, 2015, we had an accumulated deficit of $91.3 million. We have financed our operations primarily through private placements of our preferred stock and our IPO, which closed on February 4, 2015. We received net proceeds from the IPO of $168.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our clinical development of our product candidates, including our pivotal Phase 3 clinical trial for SPK-RPE65 and our Phase 1/2 clinical trial for SPK-CHM;

•	initiate additional clinical trials and preclinical studies for our other product candidates;

•	seek to identify additional product candidates;

•	prepare our BLA and marketing authorization application, or MAA, for SPK-RPE65 and seek marketing approvals for any of our other product candidates that successfully complete clinical trials;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	further develop our gene therapy platform;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2015, our cash and cash equivalents were $234.4 million. Our research and development expenses increased from $3.4 million for the three months ended March 31, 2014 to $8.3 million for the three months ended March 31, 2015. We estimate that our cash and cash equivalents as of March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements into 2018.

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

In addition, the clinical trial requirements of FDA, European Medicines Agency, or EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only one gene therapy product, uniQure N.V.’s Glybera, has received marketing authorization from the European Commission. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates. Approvals by the European Commission may not be indicative of what FDA may require for approval.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. FDA has established the Office of Cellular, Tissue and Gene Therapies within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from NIH, also potentially are subject to review by the Recombinant DNA Advisory Committee, or RAC; however, U.S. National Institutes of Health, or NIH, recently announced that the RAC will soon only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if FDA has reviewed the trial design and details and approved its initiation. Conversely, FDA can put an Investigational New Drug exemption, or IND, on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution, such as CHOP, to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

We developed a mobility test of functional vision that measures subjects’ ability to navigate a specially designed course at incrementally reduced lighting conditions. The subjects follow black arrows on white tiles on the floor around the course, while avoiding common obstacles such as waste baskets. This mobility test is designed to measure improvements in peripheral vision and improvements in night blindness. These are two predominant visual deficits in patients with RPE65-mediated IRDs. The mobility test for our pivotal Phase 3 clinical trial of SPK-RPE65 uses seven decreasing increments of light designed to correspond to light conditions encountered during daily activities and in common environments, such as the interior of a shopping mall, the inside of a stairwell and an outdoor parking lot at night. We defined our primary efficacy endpoint as the ability to navigate the course accurately within a given timeframe, at one or more lighting levels lower than the level at which a subject previously had been able to complete the course.

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

While we believe SPK-RPE65 should be applicable for the treatment of patients with any IRD mediated by an RPE65 mutation, the results from our pivotal phase 3 clinical trial for SPK-RPE65, which included only subjects diagnosed with Leber’s congenital amaurosis, or LCA, due to RPE65 mutations, may not support as broad a marketing approval as we seek. Even if we obtain regulatory approval for SPK-RPE65, we might obtain marketing approval only to treat patients diagnosed with LCA due to RPE65 mutations, based on the inclusion criteria of the Phase 3 trial and the absence of data for patients diagnosed with RPE65-mediated IRDs other than LCA. If SPK-RPE65 is not approved for RPE65-mediated IRDs other than LCA, we may be required by FDA and EMA to conduct additional clinical trials to support approval of SPK-RPE65 for patients with patients diagnosed with retinitis pigmentosa, or RP, due to RPE65 mutations or other RPE65-mediated IRDs. This could result in our experiencing substantial delays in obtaining, or never obtaining, marketing approval for SPK-RPE65 to treat patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. The inability to market SPK-RPE65 to treat patients with these other clinical classifications would have a material adverse effect on our projected revenues from SPK-RPE65 and our business, financial condition, results of operations and prospects.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll than trials for other indications due to the availability of existing treatments. We have experienced slow enrollment in some of our prior hemophilia trials, and we may experience similar delays in any of our future clinical trials. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vectors or our platform or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Our current product candidates are being developed to treat rare conditions. We plan to seek initial marketing approvals in the United States and the European Union. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA or EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;

•	different standards for the conduct of clinical trials;

•	absence in some countries of established groups with sufficient regulatory expertise for review of gene therapy protocols;

•	our inability to locate qualified local consultants, physicians and partners; and

•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in opening clinical trial sites or obtaining required Institutional Review Board, or IRB, or independent Ethics Committee approval at each clinical trial site;

•	delays in recruiting suitable subjects to participate in our clinical trials;

•	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;

•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

•	failure to perform in accordance with FDA good clinical practices, or GCP, or applicable regulatory guidelines in the European Union and other countries;

•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	clinical trial sites or subjects dropping out of a trial;

•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Additionally, if any of our product candidates receives marketing approval, FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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

We are aware of several companies focused on developing gene therapies in various indications, including bluebird bio, AGTC, Asklepios, Audentes, Avalanche, Dimension, GenSight, NightstaRx, ReGenX, uniQure and Voyager, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

We have entered into licensing and collaboration agreements third parties, including collaboration agreements with Pfizer and Genable for the development and commercialization of certain product candidates and may enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our and our collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator is responsible could be harmful to the public perception and prospects of our gene therapy platform.

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

We may potentially enter into additional collaborations with third parties in the future. Our relationships with collaborators, including Pfizer and Genable, and any future collaborations we enter into in the future, may pose several risks, including the following:

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

We are a party to intellectual property license agreements with CHOP, The Trustees of the University of Pennsylvania, or Penn, and the University of Iowa Research Foundation, or UIRF, each of which is important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. See “Note 11 in Notes to the unaudited financials—Collaboration and license agreements.” If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

As of May 1, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 54% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 1, 2015, we had outstanding 24,543,923 shares of common stock. This includes the 8,050,000 shares that we sold in our initial public offering, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 16,493,923 shares currently are restricted as a result of securities laws or lock-up agreements entered into in connection with our initial public offering but will be able to be sold into the public market in the near future. Moreover, as of May 1, 2015, holders of an aggregate of approximately 10,200,050 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of May 1, 2015, we had outstanding options to purchase an aggregate of 2,983,447 shares of our common stock, of which options to purchase 80,100 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our initial public offering.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. In particular, we have not included all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the three months ended March 31, 2015, we issued 3,556 common shares to a service provider on March 4, 2015.

Use of Proceeds from Initial Public Offering of Common Stock

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

We received aggregate net proceeds from the offering of $168.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of March 31, 2015, the entire amount of the net proceeds is included as cash and cash equivalents.

Item 5. Other Information

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015

SPARK THERAPEUTICS, INC.

By:	/s/ Jeffrey D. Marrazzo
Jeffrey D. Marrazzo
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1†	Amendment No. 2, dated March 23, 2015 to License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation, as amended					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and March 31, 2015, (ii) Statements of Operations for the three months ended March 31, 2014 and 2015, (iii) Statement of Stockholders’ Equity as of December 31, 2014 and March 31, 2015 (iv) Statements of Cash Flows for the three months ended March 31, 2014 and 2015 and (v) Notes to Unaudited Financial Statements.					X

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.