Form 10-Q
period 2015-06-30
Spark Therapeutics, Inc.
filed 2015-08-07
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 there were 24,560,044 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

Spark Therapeutics, Inc.
Balance sheets
(unaudited)

	December 31, 2014	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$74,566,963	$223,047,436
Other receivables	244,393	933,062
Prepaid expenses and deferred financing costs	2,551,912	1,111,171
Total current assets	77,363,268	225,091,669
Property and equipment, net	12,674,372	13,490,170
Other assets	408,211	408,211
Total assets	$90,445,851	$238,990,050
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,676,697	$4,015,432
Accrued expenses and other	3,163,154	3,234,730
Current portion of deferred rent	—	565,458
Current portion of deferred revenue	10,014,377	5,578,558
Total current liabilities	15,854,228	13,394,178
Long-term deferred rent	8,618,489	8,469,083
Long-term deferred revenue	10,767,414	11,640,137
Total liabilities	35,240,131	33,503,398
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Series A convertible preferred stock, $0.001 par value. Authorized, 5,000,000 shares; issued and outstanding, 5,000,000 shares at December 31, 2014	10,000,000	—
Series B convertible preferred stock, $0.001 par value. Authorized, 45,186,334 shares; issued and outstanding, 45,186,334 shares at December 31, 2014	72,437,203	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued and outstanding, 6,290,317 and 24,543,923 shares at December 31, 2014 and June 30, 2015, respectively.	6,290	24,544
Additional paid-in capital	54,364,833	311,135,063
Accumulated deficit	(81,602,606)	(105,672,955)
Total stockholders’ equity	55,205,720	205,486,652
Total liabilities and stockholders’ equity	$90,445,851	$238,990,050

See accompanying notes to unaudited financial statements.

Spark Therapeutics, Inc.
Statements of operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Revenues	$—	$1,288,629	$20,000	$3,563,096
Operating expenses:
Research and development	2,129,573	9,343,972	5,517,306	17,678,080
General and administrative	2,038,909	6,333,123	3,055,032	10,018,003
Total operating expenses	4,168,482	15,677,095	8,572,338	27,696,083
Loss from operations	(4,168,482)	(14,388,466)	(8,552,338)	(24,132,987)
Interest income	98	51,624	98	62,638
Net loss	(4,168,384)	(14,336,842)	(8,552,240)	(24,070,349)
Preferred stock dividends	—	—	—	(634,794)
Net loss applicable to common stockholders	$(4,168,384)	$(14,336,842)	$(8,552,240)	$(24,705,143)
Basic and diluted net loss per common share	$(0.79)	$(0.60)	$(1.65)	$(1.17)
Weighted average basic and diluted common shares outstanding	5,246,089	24,080,420	5,172,231	21,031,708

See accompanying notes to the unaudited financial statements.

Spark Therapeutics, Inc.
Statement of stockholders’ equity
(unaudited)

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	5,000,000	$10,000,000	45,186,334	$72,437,203	6,290,317	$6,290	$54,364,833	$(81,602,606)	$55,205,720
Conversion of Series A preferred stock and dividends to common stock upon initial public offering	(5,000,000)	(10,000,000)	—	—	1,016,219	1,016	9,998,984	—	—
Conversion of Series B preferred stock and dividends to common stock upon initial public offering	—	—	(45,186,334)	(72,437,203)	9,183,831	9,184	72,428,019	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	8,050,000	8,050	168,884,443	—	168,892,493
Issuance of common stock for services	—	—	—	—	3,556	4	193,905	—	193,909
Stock-based compensation expense	—	—	—	—	—	—	5,264,879	—	5,264,879
Net loss	—	—	—	—	—	—	—	(24,070,349)	(24,070,349)
Balance, June 30, 2015	—	$—	—	$—	24,543,923	$24,544	$311,135,063	$(105,672,955)	$205,486,652

See accompanying notes to unaudited financial statements.

Spark Therapeutics, Inc.
Statements of cash flows
(unaudited)

	Six months ended June 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(8,552,240)	$(24,070,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash rent expense	138,648	416,052
Depreciation expense	4,933	797,177
Stock-based compensation expense	1,432,812	5,458,788
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(315,701)	(1,537,742)
Accounts payable and accrued expenses	1,912,549	3,178,565
Deferred revenue	1,395,723	(3,563,096)
Net cash used in operating activities	(3,983,276)	(19,320,605)
Cash flows from investing activities:
Purchases of property and equipment	(485,299)	(2,512,357)
Net cash used in investing activities	(485,299)	(2,512,357)
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred units	4,861,285	—
Proceeds from issuance of Series B convertible preferred stock, net	72,728,904	—
Proceeds from issuance of common stock, net of financing costs	—	170,313,435
Net cash provided by financing activities	77,590,189	170,313,435
Net increase in cash and cash equivalents	73,121,614	148,480,473
Cash and cash equivalents, beginning of period	—	74,566,963
Cash and cash equivalents, end of period	$73,121,614	$223,047,436
Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable	$289,432	$—
Property and equipment purchases included in accounts payable and accrued expenses	$2,831,221	$247,818

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

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $105.7 million at June 30, 2015. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. Additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.
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
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2015, its results of operations for the three and six months ended June 30, 2014 and 2015 and cash flows for the six months ended June 30, 2014 and 2015. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The interim financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements.
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

(d) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2015 consisted primarily of money market funds.

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
Milestones related to research and development activities are accounted for in accordance with FASB ASC Topic 605-28, milestone method of revenue recognition. FASB ASC Topic 605-28 allows for the recognition of consideration, which is contingent on the achievement of a substantive milestone in its entirety, in the period the milestone is achieved. A milestone is considered to be substantive if all of the following criteria are met: the milestone is commensurate with either: (1)the performance required to achieve the milestone or (2)the enhancement of the value of the delivered items resulting from the performance required to achieve the milestone; the milestone relates solely to past performance; and the milestone payment is reasonable relative to all of the deliverables and payment terms within the agreement.
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

(i) Net loss per common share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. For all periods presented, the outstanding shares of convertible preferred stock, unvested restricted shares and common stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per share are the same.
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2014 and 2015 as they would be anti-dilutive:

	June 30,
	2014	2015
Convertible preferred shares	10,037,255	—
Unvested restricted common shares	689,283	434,659
Options issued and outstanding	287,511	3,198,697
Amounts in the table above reflect the common stock equivalents of the noted instruments.

(j) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which was May 1, 2014 for the Company’s corporate headquarters. Tenant improvement allowances from the lessor are included in the accompanying balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of June 30, 2015 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2014:
Assets:
Money market funds (included in cash and cash equivalents)	$74,025,841	—	—
At June 30, 2015:
Assets:
Money market funds (included in cash and cash equivalents)	$223,047,436	—	—

(5) Accrued expenses
Accrued expenses consist of the following:

	December 31, 2014	June 30, 2015
Compensation and benefits	$1,385,013	$1,873,734
Consulting and professional fees	1,327,942	255,199
Research and development	247,448	870,531
Other	202,751	235,266
	$3,163,154	$3,234,730

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

May 2014 Series B financing
In May 2014, the Company issued 45,186,334 shares of Series B convertible preferred stock (Series B Stock) for $72.4 million, net of transaction costs. In conjunction with the issuance of Series B Stock, certain Series A convertible preferred stock (Series A Stock) terms were amended. Every five shares of Series A Stock and Series B Stock were to automatically convert into one share of common stock at a qualified IPO, as defined, or upon approval by at least 87.5% of the Series B Stock holders, subject to certain customary antidilution adjustments contained in the Company’s certificate of incorporation. The Series A Stock and Series B Stock were entitled to receive cumulative dividends at 8% per annum, which accrued from day to day beginning November 23, 2014 and were payable upon conversion, an event of liquidation or a qualified IPO, in each case, in shares of Series A Stock and Series B Stock, as applicable. As of February 4, 2015, dividends of $1.3 million had accumulated, and in connection with the IPO, were declared and converted along with all outstanding shares of Series A Stock and Series B Stock into an aggregate of 10,200,050 shares of common stock.

(b) Common
Through May 1, 2014, the Board designated Series 1 Units, Series 2 Units and Series 3 common units (Series 3 Units). Capital distributions were to be made to and among the holders in the following order of priority: Series A Units, Series 1 Units, Series 2 Units and Series 3 Units. Upon conversion of the Company into a C corporation in May 2014, each outstanding Series 1 Unit converted into 0.2 shares (post-split) of common stock, each outstanding Series 2 Unit converted into 0.2 shares (post-split) of common stock and each outstanding Series 3 Unit converted into 0.03883773 shares (post-split) of common stock. In 2013 and 2014, the Company issued Series 2 Units and Series 3 Units to various employees, directors and consultants of the Company. The vesting terms of the common stock issued upon conversion of the Series 2 Units and Series 3 Units vary, but primarily, shares vest 25% on the first anniversary of the vesting commencement date and then quarterly over three years, with accelerated vesting in the event of a change in control, as defined. Any unvested shares are forfeited in the event that the individual ceases to provide services to the Company. Upon conversion, the vesting terms of the previously issued equity remained consistent.
For the six months ended June 30, 2014, the Company recorded compensation expense of $1.1 million and $0.3 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the six months ended June 30, 2015, the Company recorded compensation expense of $31,616 and $1.4 million in general and administrative expense and research and development expense, respectively, related to the restricted shares.
At June 30, 2015, there was $2.7 million of unrecognized compensation expense related to restricted common shares which is expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2014	578,994	$4.46
Shares vested	(144,335)	$3.90
Nonvested shares at June 30, 2015	434,659	$4.65

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
In January 2015, the Company established the 2015 Plan, which became effective immediately prior to the closing of the IPO. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. Under the 2015 Plan, the number of shares of common stock reserved for issuance is the sum of: (1) 1,830,000 plus; (2) the number of shares (up to 2,543,299 shares) equal to the sum of the number of shares of common stock then available for issuance under the 2014 Plan and the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,724,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of such fiscal year and an amount determined by the board of directors. As of June 30, 2015, 1,105,300 shares were available for future grants under the 2015 Plan.
In January 2015, the Company established the 2015 employee stock purchase plan (the 2015 ESPP), which became effective immediately prior to the closing of the IPO. The 2015 ESPP initially will provide participating employees with the opportunity to purchase an aggregate of 220,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2015 ESPP automatically will increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2026, in an amount equal to the lowest of: (1) 440,000 shares of common stock; (2) 1% of the total number of shares of common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the board of directors. No shares were issued under the 2015 ESPP as of June 30, 2015.
The following table summarizes stock option activity:

	Number of shares	Weighted- average exercise price
Outstanding at December 31, 2014	2,264,497	$4.52
Granted	934,200	$61.16
Outstanding at June 30, 2015	3,198,697	$21.07
Vested at June 30, 2015	431,278	$4.11
Vested at June 30, 2015 and expected to vest	3,198,697	$21.07

The weighted average remaining contractual term of options outstanding as of June 30, 2015 is 9.3 years. The weighted average remaining contractual term of options exercisable as of June 30, 2015 is 9.1 years.
During six months ended June 30, 2014, the Company recorded compensation expense of $14,062 and $10,529 in research and development expense and general and administrative expense, respectively, related to stock options.
During the six months ended June 30, 2015, the Company recorded compensation expense of $1.7 million and $2.1 million in research and development expense and general and administrative expense, respectively, related to stock options.
At June 30, 2015, there was $41.8 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.6 years.

The weighted average grant date fair value of the options granted during the six months ended June 30, 2015 was estimated at $41.32 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	76.3%
Risk-free interest rate	1.67%
Expected term (in years)	6.10
Expected dividend yield	0.0%

(8) Related-party transactions
As of December 31, 2014 and June 30, 2015, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the three months ended June 30, 2014 and 2015, the Company recorded $34,095 and $0.2 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying statement of operations. For the six months ended June 30, 2014 and 2015, the Company recorded $57,943 and $0.4 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying statement of operations.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the three months ended June 30, 2014 and 2015, the Company recorded $0.8 million and $1.3 million, respectively, as research and development expense and for the three months ended June 30, 2014, the Company recorded $18,544, as general and administrative expense related to these agreements. For the six months ended June 30, 2014 and 2015, the Company recorded $3.2 million and $2.2 million, respectively, as research and development expense and for the six months ended June 30, 2014, the Company recorded $28,810, as general and administrative expense related to these agreements.
As of December 31, 2014, $0.1 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of June 30, 2015, $0.2 million and $1.0 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(9) Collaboration and license agreements
In March 2014, the Company entered into an agreement with Genable Technologies Limited (Genable) in which the Company will be the exclusive manufacturer and provide development advice and expertise in the ongoing development of Genable’s lead therapeutic product. Under a license agreement, the Company also granted certain rights to manufacturing patent applications. The Company is eligible to earn development milestone payments and mid-single-digit royalties on future product sales. During the six months ended June 30, 2014, the Company received $20,000 for the license and recognized it as revenue. As the final product being manufactured is subject to final testing, the Company will recognize manufacturing revenues when product is released. As of June 30, 2015, $0.4 million remains in current deferred revenue related to the Genable agreement.
In April 2014, the Company began discussions with a biopharmaceutical company concerning a potential manufacturing technology agreement. The Company received a one-time, nonrefundable payment of $1.0 million to engage in due diligence. In March 2015, the Company concluded discussions on a potential arrangement with the biopharmaceutical company and, as a result, the Company recognized the nonrefundable payment of $1.0 million as revenue during the six months ended June 30, 2015.
In December 2014, the Company entered into a global collaboration agreement with Pfizer Inc. (Pfizer), for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any Factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company will be primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. During the six months ended June 30, 2015, the Company recognized $2.6 million of revenue. As of June 30, 2015, there is $5.2 million and $11.6 million of current and long term deferred revenue for this payment, respectively. During the six months ended June 30, 2015, the Company recorded $0.8 million as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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
In April 2015, the Company entered into a research, license and option agreement with Clearside Biomedical, Inc. (Clearside) under which the Company acquired exclusive rights to license Clearside’s microinjector technology and the option to further develop and commercialize gene therapy products delivered using the Clearside technology. Under the agreement, the companies will explore the feasibility of using Clearside’s microinjector technology to deliver viral vectors to the choroid and the retina through the suprachoroidal space. In connection with this agreement, the Company made an upfront payment of $0.5 million for services to be rendered in the development of licensed products. During the six months ended June 30, 2015, the Company recorded $0.2 million as research and development expense related to the upfront payment.

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
Our most advanced product candidate, SPK-RPE65, which is in a pivotal Phase 3 clinical trial, targets inherited retinal dystrophies, or IRDs, caused by non sex-linked, or autosomal recessive, mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRDs are affected by a range of severe visual impairments, which ultimately lead to blindness, that make independent activities of daily living challenging. For example, affected children often depend on visual aids to carry out classroom activities while adults with these diseases may face diminished employment opportunities and may be stripped of some of the rewards of parenting, such as watching a child play his or her favorite sport. We estimate that there are approximately 3,500 individuals with RPE65-mediated IRDs in the United States and the five major European markets.
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
We are pursuing other follow-on product candidates targeting other IRDs, including SPK-CHM for the treatment of choroideremia. We currently are enrolling subjects in a dose-escalating Phase 1/2 trial of SPK-CHM.
We have established human proof-of-concept in using gene therapy to deliver and express a therapeutic gene in the liver as part of our SPK-FIX program for the treatment of hemophilia B. In December 2014, we entered into a global collaboration agreement with Pfizer Inc., or Pfizer, for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the terms of the agreement, we received a $20.0 million upfront payment and are eligible to receive up to $260.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales. Pfizer and we initiated a Phase 1/2 clinical trial of SPK-9001, our lead SPK-FIX product candidate, in June 2015.
We have in-licensed extensive preclinical data and are developing several gene therapy programs targeting other hematologic disorders and neurodegenerative diseases. Specifically, we recently nominated a lead product candidate in our hemophilia A program that has demonstrated disease-altering levels of Factor VIII in multiple preclinical models and selected a lead neurodegenerative program with convincing preclinical proof-of-concept data. We expect to initiate IND-enabling studies in both of these programs later this year.

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
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $105.7 million as of June 30, 2015. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the six months ended June 30, 2014 and 2015, we incurred $5.5 million and $17.7 million of research and development expenses, respectively, and $3.1 million and $10.0 million of general and administrative expenses, respectively.
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
Through June 30, 2015, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $251.3 million. On February 4, 2015, we completed our initial public offering, or IPO, whereby we sold 8,050,000 shares of common stock, inclusive of 1,050,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $23.00 per share. Our shares began trading on January 30, 2015. The aggregate net proceeds received by us from the IPO were $168.9 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock, including accrued dividends, converted into 10,200,500 shares of common stock.

Financial operations overview
Revenue
To date, we have not generated any revenues from product sales. Our revenues have been derived from collaboration agreements.
In March 2014, we entered into a development and manufacturing agreement with Genable Technologies Ltd, or Genable, in which we will be the exclusive manufacturer and provide development advice and expertise in the ongoing development of Genable’s lead therapeutic product candidate, RhoNova, to treat rhodopsin-linked autosomal dominant retinitis pigmentosa, or RP, or RHO-adRP. RHO-adRP is an IRD that is a genetic subtype of RP that results in severe vision loss and often blindness. Under the agreement, we granted Genable a license to certain AAV vector manufacturing patents and as consideration for the license grant and certain development consulting services we have agreed to provide Genable, we are eligible to earn development milestone payments and mid-single-digit royalties on any future product sales of RhoNova. We also entered into a manufacturing agreement with Genable under which we will receive payment for the manufacture and supply of RhoNova. During the six months ended June 30, 2014 and 2015, we recognized $20,000 and $0, respectively, of revenue and, as of June 30, 2015, $0.4 million of current deferred revenue remains on our balance sheet related to our agreement with Genable.
In April 2014, we entered into discussions with a pharmaceutical company concerning a potential manufacturing technology agreement. We received a one-time, nonrefundable payment of $1.0 million for engaging in due diligence. We concluded discussions on a potential arrangement with the pharmaceutical company in the first quarter of 2015 and, as a result, we recognized the nonrefundable payment of $1.0 million as revenue in the six months ended June 30, 2015.

In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During the three and six months ended June 30, 2015, we recognized $1.3 million and $2.6 million of revenue, respectively, and, as of June 30, 2015, there was $5.2 million and $11.6 million of current and long-term deferred revenue, respectively, included on our balance sheet related to this payment.
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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	completion of a pivotal Phase 3 clinical trial in the United States to evaluate the efficacy and safety of SPK-RPE65;

•	establishing a medical affairs group;

•	proposed regulatory submissions for SPK-RPE65;

•	the Phase 1/2 clinical trial for SPK-CHM;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates, which are in development in collaboration with Pfizer;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs for hemophilia A and neurodegenerative diseases; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” beginning on page 23 of this Quarterly Report on Form 10-Q.
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

Results of operations
Comparison of the three months ended June 30, 2014 and 2015

	Three months ended June 30,
	2014	2015
	(in thousands)
Revenues	$—	$1,289
Operating expenses:
Research and development	2,130	9,344
General and administrative	2,039	6,333
Total operating expenses	4,169	15,677
Loss from operations	(4,169)	(14,388)
Interest income	—	52
Net loss	$(4,169)	$(14,336)

Revenues
In the three months ended June 30, 2015, we recognized $1.3 million of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the three months ended June 30, 2014 were $2.1 million and for the three months ended June 30, 2015 were $9.3 million. The $7.2 million increase was due to a $5.5 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $1.7 million in external research and development expenses, primarily from an increase of $0.9 million in expenses related to clinical trials for SPK-RPE65 and SPK-CHM and $0.6 million related to other product candidates.

The following table summarizes our research and development expenses by product candidate or program for the three months ended June 30, 2014 and 2015:

	Three months ended June 30,
	2014	2015
	(in thousands)
External research and development expenses:
SPK-RPE65	$979	$1,347
SPK-CHM	6	513
SPK-FIX	215	478
Other product candidates	37	649
Total external research and development expenses	1,237	2,987
Total internal research and development expenses	893	6,357
Total research and development expenses	$2,130	$9,344
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
Our general and administrative expenses for the three months ended June 30, 2014 were $2.0 million and for the three months ended June 30, 2015 were $6.3 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $4.3 million increase primarily was due to increased insurance, professional fees and other operating costs as a result of becoming a public company and increased headcount, including stock-based compensation.
Comparison of the six months ended June 30, 2014 and 2015

	Six months ended June 30,
	2014	2015
	(in thousands)
Revenues	$20	$3,563
Operating expenses:
Research and development	5,517	17,678
General and administrative	3,055	10,018
Total operating expenses	8,572	27,696
Loss from operations	(8,552)	(24,133)
Interest income	—	63
Net loss	$(8,552)	$(24,070)
Revenues
In the six months ended June 30, 2014, we recognized $20,000 in revenue associated with our Genable agreement. In the six months ended June 30, 2015, we recognized $2.6 million of revenue associated with our Pfizer agreements and $1.0 million of a non-refundable payment after we concluded discussions on a potential agreement with a pharmaceutical company.

Research and development expenses
Our research and development expenses for the six months ended June 30, 2014 were $5.5 million and for the six months ended June 30, 2015 were $17.7 million. The $12.2 million increase was due to a $10.8 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $1.4 million in external research and development expenses, primarily from an increase of $1.8 million in expenses related to clinical trials for SPK-CHM and SPK-FIX as well as other product candidates, offset by a decrease of $0.4 million in external cost for clinical trials for SPK-RPE65.

The following table summarizes our research and development expenses by product candidate or program for the six months ended June 30, 2014 and 2015:

	Six months ended June 30,
	2014	2015
	(in thousands)
External research and development expenses:
SPK-RPE65	$2,784	$2,325
SPK-CHM	147	962
SPK-FIX	994	1,182
Other product candidates	271	1,094
Total external research and development expenses	4,196	5,563
Total internal research and development expenses	1,321	12,115
Total research and development expenses	$5,517	$17,678
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
Our general and administrative expenses for the six months ended June 30, 2014 were $3.1 million and for the six months ended June 30, 2015 were 10.0 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $6.9 million increase primarily was due to increased insurance, professional fees and other operating costs as a result of becoming a public company and increased headcount, including stock-based compensation.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six months ended June 30,
	2014	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,983)	$(19,321)
Investing activities	(485)	(2,512)
Financing activities	77,590	170,313
Net increase in cash and cash equivalents	$73,122	$148,480

Net cash used in operating activities
The net cash used in operating activities was $4.0 million for the six months ended June 30, 2014, and consisted of a net loss of $8.6 million, adjusted for non-cash stock-based compensation expense of $1.4 million, non-cash rent expense of $0.1 million and a net increase of $3.0 million in operating assets and liabilities.
The net cash used in operating activities was $19.3 million for the six months ended June 30, 2015, and consisted of a net loss of $24.1 million adjusted for non-cash items, including depreciation expense of $0.8 million, stock-based compensation expense of $5.5 million, non-cash rent expense of $0.4 million and a net increase in operating assets and liabilities of $1.9 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $3.6 million, of which $2.6 million is related to our Pfizer agreement and $1.0 million is related to the non-refundable payment received for engaging in due diligence with a potential manufacturing technology partner, and an increase of $3.2 million in accounts payable and accrued expenses and an increase of $1.5 million in prepaid expenses and other assets.

Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2014 was $0.5 million consisting of costs related to the purchase of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2015 was $2.5 million, consisting of costs related to the purchase of property and equipment.

Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2014 was $77.6 million, consisting of a $4.9 million receivable due from CHOP at December 31, 2013 and $72.7 million in net proceeds from the issuance of Series B in May 2014.
Net cash provided by financing activities for the six months ended June 30, 2015 was $170.3 million, which was the proceeds from the issuance of common stock in our IPO net of expenses paid.

Funding requirements
We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for any of our product candidates, we expect to incur significant pre-commercialization expenses.
The expected use of our cash and cash equivalents of $223.0 million as of June 30, 2015 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and the net proceeds from this offering.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2015, we had cash and cash equivalents of $223.0 million, consisting of investments in cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We currently are not subject to any material legal proceedings.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 14 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks related to our financial position
We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred net losses. As of June 30, 2015, we had an accumulated deficit of $105.7 million. We have financed our operations primarily through private placements of our preferred stock and our IPO, which closed on February 4, 2015. We received net proceeds from the IPO of $168.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our clinical development of our product candidates, including our pivotal Phase 3 clinical trial for SPK-RPE65 and our Phase 1/2 clinical trials for SPK-CHM and SPK-9001;

•	initiate additional clinical trials and preclinical studies for our other product candidates;

•	seek to identify additional product candidates;

•	prepare our BLA and marketing authorization application, or MAA, for SPK-RPE65 and seek marketing approvals for any of our other product candidates that successfully complete clinical trials;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	further develop our gene therapy platform;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.
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
Our operations have consumed significant amounts of cash since inception. As of June 30, 2015, our cash and cash equivalents were $223.0 million. Our research and development expenses increased from $5.5 million for the six months ended June 30, 2014 to $17.7 million for the six months ended June 30, 2015. We estimate that our cash and cash equivalents as of June 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements into 2018.
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

FDA described, in general terms, the criteria by which it will judge the validity of the primary efficacy endpoint we chose for our pivotal Phase 3 clinical trial of SPK-RPE65. FDA has communicated that guidance through comments on our request for a Special Protocol Assessment, or SPA, which was submitted in 2009, and during subsequent regulatory meetings. FDA stated that the primary endpoint should be clinically meaningful, reflecting a tangible benefit to patients. Further, FDA stated that, preferably, the benefit would improve quality of life, a standard that can be difficult to validate. We voluntarily withdrew our SPA submission at FDA’s request to allow FDA more time for a comprehensive assessment of the Phase 3 trial design. A subsequent Advisory Committee in June 2011 addressed a number of these elements. EMA’s only comment on the validity of the primary endpoint for our pivotal Phase 3 clinical trial was to use only the binocular testing condition. While we continue to have dialogue with FDA and EMA regarding the ways we analyze the data being collected in our Phase 3 clinical trial, there can be no assurances that FDA or EMA will not have additional questions or comments with respect to our data analyses or any of the endpoints of our Phase 3 trial or that we will adequately address any questions or comments that they may have.
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

In addition to any potential side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. For example, FDA placed our second open-label Phase 1 clinical trial, which we refer to as our 102 trial, on a clinical hold temporarily when we voluntarily halted enrollment and reported a serious adverse event arising from a steroid injection given following administration of SPK-RPE65 to manage post-operative inflammation related to the standard vitrectomy procedure subjects undergo prior to administration of SPK-RPE65. We subsequently adjusted the protocol regarding the use of local steroids and FDA released the clinical hold, allowing the trial to proceed.
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
SPK-RPE65 has been granted orphan drug designation by FDA and the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-CHM has also been granted orphan drug designation by FDA and the European Commission for the treatment of choroideremia. If we request orphan drug designation for our other product candidates, there can be no assurances that FDA or the European Commission will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval. For example, we are aware that NightstaRx also has been granted orphan product designation by the European Commission for its product candidate for the treatment of choroideremia and that a Phase 1/2 clinical trial is being conducted in Europe for this product candidate.
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
We are aware of several companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical Inc., Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., AveXis, Inc., AAVLife SAS, Abeona Therapeutics Inc., Dimension Therapeutics, Inc., GenSight Biologics S.A., Horama SAS, MeiraGTx Limited, Lysogene SAS, NightstaRx Ltd, REGENEXBIO Inc., uniQure B.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
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
Because we currently rely on CHOP and other third parties to manufacture all or part of certain of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy platform, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As of July 31, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 54% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All lock-up agreements entered into in connection with our intitial public offering expired on July 28, 2015. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of July 31, 2015, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of July 31, 2015, we had outstanding options to purchase an aggregate of 3,200,576 shares of our common stock, of which options to purchase 502,327 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the six months ended June 30, 2015, we issued 3,556 common shares to a service provider on March 4, 2015.

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
There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of June 30, 2015, the entire amount of the net proceeds is included as cash and cash equivalents.
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

Date: August 7, 2015
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

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and June 30, 2015, (ii) Statements of Operations for the three and six months ended June 30, 2014 and 2015, (iii) Statement of Stockholders’ Equity as of December 31, 2014 and June 30, 2015 (iv) Statements of Cash Flows for the six months ended June 30, 2014 and 2015 and (v) Notes to Unaudited Financial Statements.
X