Form 10-Q
period 2015-09-30
Spark Therapeutics, Inc.
filed 2015-11-06
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015 there were 24,712,721 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

Spark Therapeutics, Inc.
Balance sheets
(unaudited)

	December 31, 2014	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$74,566,963	$212,159,198
Other receivables	244,393	1,251,241
Prepaid expenses and deferred financing costs	2,551,912	887,519
Total current assets	77,363,268	214,297,958
Property and equipment, net	12,674,372	14,194,325
Other assets	408,211	417,646
Total assets	$90,445,851	$228,909,929
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,676,697	$6,227,978
Accrued expenses and other	3,163,154	6,085,079
Current portion of deferred rent	—	723,968
Current portion of deferred revenue	10,014,377	5,578,558
Total current liabilities	15,854,228	18,615,583
Long-term deferred rent	8,618,489	8,257,492
Long-term deferred revenue	10,767,414	10,337,348
Total liabilities	35,240,131	37,210,423
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Series A convertible preferred stock, $0.001 par value. Authorized, 5,000,000 shares; issued and outstanding, 5,000,000 shares at December 31, 2014	10,000,000	—
Series B convertible preferred stock, $0.001 par value. Authorized, 45,186,334 shares; issued and outstanding, 45,186,334 shares at December 31, 2014	72,437,203	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued and outstanding, 6,290,317 and 24,569,919 shares at December 31, 2014 and September 30, 2015, respectively.	6,290	24,570
Additional paid-in capital	54,364,833	314,248,451
Accumulated deficit	(81,602,606)	(122,573,515)
Total stockholders’ equity	55,205,720	191,699,506
Total liabilities and stockholders’ equity	$90,445,851	$228,909,929

See accompanying notes to unaudited financial statements.

Spark Therapeutics, Inc.
Statements of operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Revenues	$—	$1,302,789	$20,000	$4,865,885
Operating expenses:
Research and development	4,652,056	11,796,455	10,169,362	29,474,535
General and administrative	2,106,877	6,461,675	5,161,909	16,479,678
Total operating expenses	6,758,933	18,258,130	15,331,271	45,954,213
Loss from operations	(6,758,933)	(16,955,341)	(15,311,271)	(41,088,328)
Interest income	2,009	54,781	2,107	117,419
Net loss	(6,756,924)	(16,900,560)	(15,309,164)	(40,970,909)
Preferred stock dividends	—	—	—	(634,794)
Net loss applicable to common stockholders	$(6,756,924)	$(16,900,560)	$(15,309,164)	$(41,605,703)
Basic and diluted net loss per common share	$(1.22)	$(0.70)	$(2.87)	$(1.88)
Weighted average basic and diluted common shares outstanding	5,531,263	24,138,020	5,334,609	22,078,269

See accompanying notes to the unaudited financial statements.

Spark Therapeutics, Inc.
Statement of stockholders’ equity
(unaudited)

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	5,000,000	$10,000,000	45,186,334	$72,437,203	6,290,317	$6,290	$54,364,833	$(81,602,606)	$55,205,720
Conversion of Series A preferred stock and dividends to common stock upon initial public offering	(5,000,000)	(10,000,000)	—	—	1,016,219	1,016	9,998,984	—	—
Conversion of Series B preferred stock and dividends to common stock upon initial public offering	—	—	(45,186,334)	(72,437,203)	9,183,831	9,184	72,428,019	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	8,050,000	8,050	168,884,443	—	168,892,493
Issuance of common stock for services	—	—	—	—	3,556	4	193,905	—	193,909
Exercise of stock options	—	—	—	—	25,996	26	92,898	—	92,924
Stock-based compensation expense	—	—	—	—	—	—	8,285,369	—	8,285,369
Net loss	—	—	—	—	—	—	—	(40,970,909)	(40,970,909)
Balance, September 30, 2015	—	$—	—	$—	24,569,919	$24,570	$314,248,451	$(122,573,515)	$191,699,506

See accompanying notes to unaudited financial statements.

Spark Therapeutics, Inc.
Statements of cash flows
(unaudited)

	Nine months ended September 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(15,309,164)	$(40,970,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash rent expense	409,087	362,971
Depreciation expense	15,849	1,245,569
Stock-based compensation expense	2,227,698	8,479,278
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(582,606)	(1,641,704)
Accounts payable and accrued expenses	2,331,976	7,654,292
Deferred rent	4,722,914	—
Deferred revenue	1,395,723	(4,865,885)
Net cash used in operating activities	(4,788,523)	(29,736,388)
Cash flows from investing activities:
Purchases of property and equipment	(4,963,836)	(3,077,736)
Net cash used in investing activities	(4,963,836)	(3,077,736)
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred units	4,861,285	—
Proceeds from issuance of Series B convertible preferred stock, net	72,437,203	—
Financing costs	(273,528)	—
Proceeds from exercise of options	—	92,924
Proceeds from initial public offering of common stock, net	—	170,313,435
Net cash provided by financing activities	77,024,960	170,406,359
Net increase in cash and cash equivalents	67,272,601	137,592,235
Cash and cash equivalents, beginning of period	—	74,566,963
Cash and cash equivalents, end of period	$67,272,601	$212,159,198
Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable	$1,060,691	$—
Property and equipment purchases included in accounts payable and accrued expenses	$3,497,980	$834,986

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

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $122.6 million at September 30, 2015. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. Additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.
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
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2014 and 2015 and cash flows for the nine months ended September 30, 2014 and 2015. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The interim financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements.
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

(d) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2015 consisted primarily of money market funds.

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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2014 and 2015 as they would be anti-dilutive:

	September 30,
	2014	2015
Convertible preferred shares	10,037,255	—
Unvested restricted common shares	537,341	391,607
Options issued and outstanding	1,732,995	3,257,701
Amounts in the table above reflect the common stock equivalents of the noted instruments.

(j) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which was May 1, 2014 for the Company’s corporate headquarters. Tenant improvement allowances from the lessor are included in the accompanying balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of September 30, 2015 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2014:
Assets:
Money market funds (included in cash and cash equivalents)	$74,025,841	—	—
At September 30, 2015:
Assets:
Money market funds (included in cash and cash equivalents)	$212,159,198	—	—

(5) Accrued expenses
Accrued expenses consist of the following:

	December 31, 2014	September 30, 2015
Compensation and benefits	$1,385,013	$2,674,795
Consulting and professional fees	1,327,942	440,089
Research and development	247,448	2,672,691
Other	202,751	297,504
	$3,163,154	$6,085,079

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
For the nine months ended September 30, 2014, the Company recorded compensation expense of $1.1 million and $0.7 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the nine months ended September 30, 2015, the Company recorded compensation expense of $47,559 and $1.4 million in general and administrative expense and research and development expense, respectively, related to the restricted shares.
At September 30, 2015, there was $2.0 million of unrecognized compensation expense related to restricted common shares which is expected to be recognized over a weighted-average period of 1.7 years.
The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2014	578,994	$4.46
Shares vested	(187,387)	$3.89
Nonvested shares at September 30, 2015	391,607	$4.73

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
In January 2015, the Company established the 2015 Plan, which became effective immediately prior to the closing of the IPO. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. Under the 2015 Plan, the number of shares of common stock reserved for issuance is the sum of: (1) 1,830,000 plus; (2) the number of shares (up to 2,543,299 shares) equal to the sum of the number of shares of common stock then available for issuance under the 2014 Plan and the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,724,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of such fiscal year and an amount determined by the board of directors. As of September 30, 2015, 1,020,300 shares were available for future grants under the 2015 Plan.
In January 2015, the Company established the 2015 employee stock purchase plan (the 2015 ESPP), which became effective immediately prior to the closing of the IPO. The 2015 ESPP initially will provide participating employees with the opportunity to purchase an aggregate of 220,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2015 ESPP automatically will increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2026, in an amount equal to the lowest of: (1) 440,000 shares of common stock; (2) 1% of the total number of shares of common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the board of directors. No shares were issued under the 2015 ESPP as of September 30, 2015.
The following table summarizes stock option activity:

	Number of shares	Weighted- average exercise price
Outstanding at December 31, 2014	2,264,497	$4.52
Granted	1,022,200	$59.87
Exercised	(25,996)	$3.57
Cancelled / forfeited	(3,000)	$75.57
Outstanding at September 30, 2015	3,257,701	$21.83
Vested at September 30, 2015	603,854	$4.25
Vested at September 30, 2015 and expected to vest	3,257,701	$21.83

The weighted average remaining contractual term of options outstanding as of September 30, 2015 is 9.1 years. The weighted average remaining contractual term of options exercisable as of September 30, 2015 is 8.8 years.
During the nine months ended September 30, 2014, the Company recorded compensation expense of $0.1 million and $0.2 million in research and development expense and general and administrative expense, respectively, related to stock options.
During the nine months ended September 30, 2015, the Company recorded compensation expense of $2.9 million and $4.0 million in research and development expense and general and administrative expense, respectively, related to stock options.
At September 30, 2015, there was $41.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.4 years.

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2015 was $40.54 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	76.8%
Risk-free interest rate	1.67%
Expected term (in years)	6.10
Expected dividend yield	0.0%

(8) Related-party transactions
As of December 31, 2014 and September 30, 2015, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the three months ended September 30, 2014 and 2015, the Company recorded $0.3 million and $0.1 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying statement of operations. For the nine months ended September 30, 2014 and 2015, the Company recorded $0.4 million and $0.5 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying statement of operations.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the three months ended September 30, 2014 and 2015, the Company recorded $1.3 million and $1.8 million, respectively, as research and development expense and for the three months ended September 30, 2014, the Company recorded $18,768, as general and administrative expense related to these agreements. For the nine months ended September 30, 2014 and 2015, the Company recorded $4.5 million and $4.0 million, respectively, as research and development expense and for the nine months ended September 30, 2014, the Company recorded $47,578, as general and administrative expense related to these agreements.
As of December 31, 2014, $0.1 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of September 30, 2015, $2.0 million and $1.4 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(9) Collaboration and license agreements
In March 2014, the Company entered into an agreement with Genable Technologies Limited (Genable) in which the Company will be the exclusive manufacturer and provide development advice and expertise in the ongoing development of Genable’s lead therapeutic product. Under a license agreement, the Company also granted certain rights to manufacturing patent applications. The Company is eligible to earn development milestone payments and mid-single-digit royalties on future product sales. During the nine months ended September 30, 2014, the Company received $20,000 for the license and recognized it as revenue. As the final product being manufactured is subject to final testing, the Company will recognize manufacturing revenues when product is released. As of September 30, 2015, $0.4 million remains in current deferred revenue related to the Genable agreement.
In April 2014, the Company began discussions with a biopharmaceutical company concerning a potential manufacturing technology agreement. The Company received a one-time, nonrefundable payment of $1.0 million to engage in due diligence. In March 2015, the Company concluded discussions on a potential arrangement with the biopharmaceutical company and, as a result, the Company recognized the nonrefundable payment of $1.0 million as revenue during the nine months ended September 30, 2015.
In December 2014, the Company entered into a global collaboration agreement with Pfizer Inc. (Pfizer), for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any Factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company will be primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. During the nine months ended September 30, 2015, the Company recognized $3.9 million of revenue. As of September 30, 2015, there is $5.2 million and $10.3 million of current and long term deferred revenue for this payment, respectively. During the nine months ended September 30, 2015, the Company recorded $1.1 million as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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
In April 2015, the Company entered into a research, license and option agreement with Clearside Biomedical, Inc. (Clearside) under which the Company acquired exclusive rights to license Clearside’s microinjector technology and the option to further develop and commercialize gene therapy products delivered using the Clearside technology. Under the agreement, the companies will explore the feasibility of using Clearside’s microinjector technology to deliver viral vectors to the choroid and the retina through the suprachoroidal space. In connection with this agreement, the Company made an upfront payment of $0.5 million for services to be rendered in the development of licensed products. During the nine months ended September 30, 2015, the Company recorded $0.4 million as research and development expense related to the upfront payment.

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

•
the timing, progress and results of clinical trials for SPK-CHM, SPK-FIX and our other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;

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
Our most advanced product candidate, SPK-RPE65, is intended to treat genetic blinding conditions called inherited retinal dystrophies, or IRDs, caused by non sex-linked, or autosomal recessive, mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRDs are affected by a range of severe visual impairments, which ultimately lead to blindness, that make independent activities of daily living challenging. For example, affected children often depend on visual aids to carry out classroom activities while adults with these diseases may face diminished employment opportunities and may be stripped of some of the rewards of parenting, such as watching a child play his or her favorite sport. We estimate that there are approximately 3,500 individuals with RPE65-mediated IRDs in the United States and the five major European markets.
In October 2015, we announced positive top-line results from our pivotal Phase 3 clinical study of SPK-RPE65, the first randomized controlled Phase 3 trial of a gene therapy for genetic disease. The trial of 31 subjects met with statistical significance its primary endpoint, the bilateral mobility test change score (p = .001), as well as the first two of three secondary endpoints, specifically full-field light sensitivity threshold testing , or FST, (p < .001) and the assigned first eye mobility test change score (p = .001). Statistical significance was not achieved for the third secondary endpoint, visual acuity (p = .17). To date, we have not observed any drug-related serious adverse events and no deleterious immune responses in either the Phase 3 trial or in earlier Phase 1 trials.
The trial demonstrated a highly statistically significant restoration of vision in subjects that were progressing toward complete blindness. On average, subjects that received SPK-RPE65 demonstrated an improvement of 1.9 light levels. Specifically, nearly two-thirds of the subjects in the intervention group achieved the maximum improvement measurable on the mobility test. Similarly, on average, intervention group subjects achieved a 100-fold improvement in light sensitivity as measured by FST. Based on these positive efficacy and safety results, we intend to file a Biologics License Application, or BLA, for SPK-RPE65 with FDA in 2016 as the first step in executing our global regulatory and commercialization strategy.
SPK-RPE65 continues to demonstrate long-lasting effects as measured by both mobility testing and FST. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial, and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable improvement over three years from time of administration, with observation ongoing. These results confirm the long-lasting effects of SPK-RPE65 in restoring functional vision beyond three years that were reported by the clinical study team.
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
We have in-licensed extensive preclinical data and are developing several gene therapy programs targeting other hematologic disorders and neurodegenerative diseases. We recently selected a lead neurodegenerative program with compelling preclinical proof-of-concept data and nominated a lead product candidate in our hemophilia A program that has demonstrated production of therapeutic levels of Factor VIII in multiple preclinical models at doses that have been safely delivered to humans in hemophila B studies. We expect to initiate IND-enabling studies in both of these programs later this year and in early 2016, respectively.
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
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $122.6 million as of September 30, 2015. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the nine months ended September 30, 2014 and 2015, we incurred $10.2 million and $29.5 million of research and development expenses, respectively, and $5.2 million and $16.5 million of general and administrative expenses, respectively.
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
Through September 30, 2015, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $251.3 million. On February 4, 2015, we completed our initial public offering, or IPO, whereby we sold 8,050,000 shares of common stock, inclusive of 1,050,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $23.00 per share. Our shares began trading on January 30, 2015. The aggregate net proceeds received by us from the IPO were $168.9 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock, including accrued dividends, converted into 10,200,500 shares of common stock.

Financial operations overview
Revenue
To date, we have not generated any revenues from product sales. Our revenues have been derived from collaboration agreements.
In March 2014, we entered into a development and manufacturing agreement with Genable Technologies Ltd, or Genable, in which we will be the exclusive manufacturer and provide development advice and expertise in the ongoing development of Genable’s lead therapeutic product candidate, RhoNova, to treat rhodopsin-linked autosomal dominant retinitis pigmentosa, or RP, or RHO-adRP. RHO-adRP is an IRD that is a genetic subtype of RP that results in severe vision loss and often blindness. Under the agreement, we granted Genable a license to certain AAV vector manufacturing patents and as consideration for the license grant and certain development consulting services we have agreed to provide Genable, we are eligible to earn development milestone payments and mid-single-digit royalties on any future product sales of RhoNova. We also entered into a manufacturing agreement with Genable under which we will receive payment for the manufacture and supply of RhoNova. During the nine months ended September 30, 2014 and 2015, we recognized $20,000 and $0, respectively, of revenue and, as of September 30, 2015, $0.4 million of current deferred revenue remains on our balance sheet related to our agreement with Genable.

In April 2014, we entered into discussions with a pharmaceutical company concerning a potential manufacturing technology agreement. We received a one-time, nonrefundable payment of $1.0 million for engaging in due diligence. We concluded discussions on a potential arrangement with the pharmaceutical company in the first quarter of 2015 and, as a result, we recognized the nonrefundable payment of $1.0 million as revenue in the nine months ended September 30, 2015.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During the three and nine months ended September 30, 2015, we recognized $1.3 million and $3.9 million of revenue, respectively, and, as of September 30, 2015, there was $5.2 million and $10.3 million of current and long-term deferred revenue, respectively, included on our balance sheet related to this payment.
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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	proposed regulatory submissions for SPK-RPE65;

•	the Phase 1/2 clinical trial for SPK-CHM;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates, which are in development in collaboration with Pfizer;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs for hemophilia A and neurodegenerative diseases;

•	establishing a medical affairs group; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” beginning on page 23 of this Quarterly Report on Form 10-Q.
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

Results of operations
Comparison of the three months ended September 30, 2014 and 2015

	Three months ended September 30,
	2014	2015
	(in thousands)
Revenues	$—	$1,303
Operating expenses:
Research and development	4,652	11,796
General and administrative	2,107	6,462
Total operating expenses	6,759	18,258
Loss from operations	(6,759)	(16,955)
Interest income	2	55
Net loss	$(6,757)	$(16,900)

Revenues
In the three months ended September 30, 2015, we recognized $1.3 million of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the three months ended September 30, 2014 were $4.7 million and for the three months ended September 30, 2015 were $11.8 million. The $7.1 million increase was due to a $5.2 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $1.9 million in external research and development expenses, primarily from an increase of $1.3 million in expenses related to clinical trials for SPK-RPE65, SPK-CHM and SPK-FIX and $0.7 million related to other product candidates.

The following table summarizes our research and development expenses by product candidate or program for the three months ended September 30, 2014 and 2015:

	Three months ended September 30,
	2014	2015
	(in thousands)
External research and development expenses:
SPK-RPE65	$909	$1,244
SPK-CHM	8	431
SPK-FIX	603	1,101
Other product candidates	560	1,255
Total external research and development expenses	2,080	4,031
Total internal research and development expenses	2,572	7,766
Total research and development expenses	$4,652	$11,797
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
Our general and administrative expenses for the three months ended September 30, 2014 were $2.1 million and for the three months ended September 30, 2015 were $6.5 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $4.4 million increase primarily was due to increased insurance, professional fees and other operating costs as a result of becoming a public company and increased headcount, including stock-based compensation.
Comparison of the nine months ended September 30, 2014 and 2015

	Nine months ended September 30,
	2014	2015
	(in thousands)
Revenues	$20	$4,866
Operating expenses:
Research and development	10,169	29,474
General and administrative	5,162	16,480
Total operating expenses	15,331	45,953
Loss from operations	(15,311)	(41,087)
Interest income	2	117
Net loss	$(15,309)	$(40,970)
Revenues
In the nine months ended September 30, 2014, we recognized $20,000 in revenue associated with our Genable agreement. In the nine months ended September 30, 2015, we recognized $3.9 million of revenue associated with our Pfizer agreement and $1.0 million of a non-refundable payment after we concluded discussions on a potential agreement with a pharmaceutical company.

Research and development expenses
Our research and development expenses for the nine months ended September 30, 2014 were $10.2 million and for the nine months ended September 30, 2015 were $29.5 million. The $19.3 million increase was due to a $16.0 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $3.3 million in external research and development expenses, primarily from an increase of $1.8 million in expenses related to clinical trials for SPK-CHM and SPK-FIX, as well as an increase of $1.5 million for other product candidates.

The following table summarizes our research and development expenses by product candidate or program for the nine months ended September 30, 2014 and 2015:

	Nine months ended September 30,
	2014	2015
	(in thousands)
External research and development expenses:
SPK-RPE65	$3,693	$3,569
SPK-CHM	155	1,393
SPK-FIX	1,597	2,283
Other product candidates	831	2,349
Total external research and development expenses	6,276	9,594
Total internal research and development expenses	3,893	19,880
Total research and development expenses	$10,169	$29,474
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
Our general and administrative expenses for the nine months ended September 30, 2014 were $5.2 million and for the nine months ended September 30, 2015 were $16.5 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $11.3 million increase primarily was due to increased insurance, professional fees and other operating costs as a result of becoming a public company and increased headcount, including stock-based compensation.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine months ended September 30,
	2014	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,789)	$(29,736)
Investing activities	(4,964)	(3,078)
Financing activities	77,025	170,406
Net increase in cash and cash equivalents	$67,273	$137,592

Net cash used in operating activities
The net cash used in operating activities was $4.8 million for the nine months ended September 30, 2014, and consisted of a net loss of $15.3 million, adjusted for non-cash stock-based compensation expense of $2.2 million, non-cash rent expense of $0.4 million and a net increase of $7.9 million in operating assets and liabilities.
The net cash used in operating activities was $29.7 million for the nine months ended September 30, 2015, and consisted of a net loss of $41.0 million adjusted for non-cash items, including depreciation expense of $1.2 million, stock-based compensation expense of $8.5 million, non-cash rent expense of $0.4 million and a net increase in operating assets and liabilities of $1.2 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $4.9 million, of which $3.9 million is related to our Pfizer agreement and $1.0 million is related to the non-refundable payment received for engaging in due diligence with a potential manufacturing technology partner, and an increase of $7.7 million in accounts payable and accrued expenses and an increase of $1.6 million in prepaid expenses and other assets.

Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2014 was $5.0 million consisting of costs related to the purchase of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2015 was $3.1 million, consisting of costs related to the purchase of property and equipment.

Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2014 was $77.0 million, primarily consisting of a $4.9 million receivable due from CHOP at December 31, 2013 and $72.4 million in net proceeds from the issuance of Series B in May 2014.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $170.4 million, which consisted of $170.3 million of proceeds from the issuance of common stock in our IPO net of expenses paid and $0.1 million from the exercise of stock options during the third quarter.

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
The expected use of our cash and cash equivalents of $212.2 million as of September 30, 2015 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and the net proceeds from this offering.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash and cash equivalents of $212.2 million, consisting of investments in cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred net losses. As of September 30, 2015, we had an accumulated deficit of $122.6 million. We have financed our operations primarily through private placements of our preferred stock and our IPO, which closed on February 4, 2015. We received net proceeds from the IPO of $168.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-CHM and SPK-9001;

•	initiate additional clinical trials and preclinical studies for our other product candidates;

•	seek to identify additional product candidates;

•	prepare our BLA and marketing authorization application, or MAA, for SPK-RPE65 and seek marketing approvals for any of our other product candidates that successfully complete clinical trials;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	further develop our gene therapy platform;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.
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
Our operations have consumed significant amounts of cash since inception. As of September 30, 2015, our cash and cash equivalents were $212.2 million. Our research and development expenses increased from $10.2 million for the nine months ended September 30, 2014 to $29.5 million for the nine months ended September 30, 2015. We estimate that our cash and cash equivalents as of September 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements into 2018.
Our future capital requirements will depend on many factors, including:

•	the costs of preparing and filing a BLA with FDA and an MMA with EMA for SPK-RPE65;

•	the cost and our ability to establish commercial infrastructure and manufacturing capabilities required to support the launch of SPK-RPE65;

•	Whether additional clinical testing of SPK-RPE65 is required to secure regulatory approvals for all intended or desired indications;

•	the scope, progress, results and costs of drug discovery, recruitment, laboratory testing, preclinical development and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sale of our products, including amounts reimbursed by government and third party payors should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our current collaboration agreements remaining in effect and our achievement of milestones under those agreements;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other product candidates and technologies.
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
At an FDA advisory committee meeting on gene therapy products for the treatment of retinal disorders convened by CBER in June 2011, we presented a summary of our clinical data to date, as well as our then-proposed Phase 3 trial design. In May 2012, reviewers from FDA, CBER and several ophthalmologists from FDA provided feedback on our proposed mobility test stating that improvement in the ability to navigate at a lower lighting condition may represent an improvement in visual function. FDA requested that we justify a change score on the endpoint that would reliably confer clinical benefit and power our trial accordingly. In the protocol for the Phase 3 trial submitted to FDA, we described in detail our primary endpoint based on a change score of positive one or more light levels. FDA allowed our clinical trial to proceed using that endpoint, even though FDA has authority to place a clinical trial on hold if the protocol for an investigation is “clearly deficient” in design to meet its stated objectives. Through continuing dialogue pursuant to the breakthrough therapy designation of SPK-RPE65, we modified the designation of pupillary light reflex as an exploratory endpoint and the analysis of the mobility test change score for an assigned first eye became a secondary endpoint, resulting in three secondary endpoints: full-field light sensitivity threshold testing, the assigned first eye mobility test change score and visual acuity.
Even though we achieved statistical significance in the pre-specified primary mobility test change score endpoint and the first two secondary efficacy endpoints, full-field light sensitivity threshold testing and the assigned first eye mobility test change score, FDA has discretion to reserve judgment on whether the endpoints and the change scores seen in our trial sufficiently demonstrate clinical meaningfulness, including the weight FDA places on the secondary endpoint visual acuity, which was not met to a degree of statistical significance, until FDA reviews our BLA. FDA also weighs the benefits of a product against its risks and FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints.
Additionally, for the Phase 3 trial, we enrolled subjects as young as four years of age (compared to subjects as young as eight years of age in our earlier Phase 1 trials). Even though both arms of the Phase 3 trial were balanced as to age, there is a risk that regulators may question whether subjects at this age could demonstrate improvement in the mobility test as a result of their cognitive development, and not due to SPK-RPE65. The mobility test is not designed to detect the extent to which improvement is a result of cognitive development versus the impact of SPK-RPE65, therefore, potentially calling into question efficacy results for younger-age subjects. Further, while certain of our secondary endpoints, such as measuring visual acuity, traditionally have been used in clinical settings, due to the unique deficits faced by subjects with IRDs, these traditional tests may not adequately assess patients’ ability to independently carry out activities of daily living. As a result of any of the above, FDA may decide that our results are not clinically meaningful which could delay or prevent approval of SPK-RPE65, and could result in FDA or other regulatory authorities requiring us to conduct additional clinical trials.
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

While we believe SPK-RPE65 should be applicable for the treatment of patients with any IRD mediated by an RPE65 mutation, the results from our pivotal phase 3 clinical trial for SPK-RPE65, which included only subjects diagnosed with Leber congenital amaurosis, or LCA, due to RPE65 mutations, may not support as broad a marketing approval as we seek. Even if we obtain regulatory approval for SPK-RPE65, we might obtain marketing approval only to treat patients diagnosed with LCA due to RPE65 mutations, based on the inclusion criteria of the Phase 3 trial and the absence of data for patients diagnosed with RPE65-mediated IRDs other than LCA. If SPK-RPE65 is not approved for RPE65-mediated IRDs other than LCA, we may be required by FDA and EMA to conduct additional clinical trials to support approval of SPK-RPE65 for patients with patients diagnosed with retinitis pigmentosa, or RP, due to RPE65 mutations or other RPE65-mediated IRDs. This could result in our experiencing substantial delays in obtaining, or never obtaining, marketing approval for SPK-RPE65 to treat patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. The inability to market SPK-RPE65 to treat patients with these other clinical classifications would have a material adverse effect on our projected revenues from SPK-RPE65 and our business, financial condition, results of operations and prospects.
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
We have limited safety, and no clinical efficacy data from SPK-CHM in humans. In addition, we have no clinical data demonstrating either the safety or efficacy of our current SPK-FIX product candidates in humans, as our current SPK-FIX product candidates are different than what was utilized in our prior Phase 1 hemophilia B trials. There can be no assurance that the success we achieved in the preclinical studies for SPK-CHM or for our current SPK-FIX product candidates ultimately will result in success in our planned clinical trials. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
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
SPK-RPE65 has been granted orphan drug designation by FDA and the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-CHM also has been granted orphan drug designation by FDA and the European Commission for the treatment of choroideremia. If we request orphan drug designation for our other product candidates, there can be no assurances that FDA or the European Commission will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval. For example, we are aware that NightstaRx also has been granted orphan product designation by the European Commission for its product candidate for the treatment of choroideremia and that a Phase 1/2 clinical trial is being conducted in Europe for this product candidate.
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
We are aware of several companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical Inc., Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., AveXis, Inc., AAVLife SAS, Abeona Therapeutics Inc., Baxalta Incorporated, Dimension Therapeutics, Inc., GenSight Biologics S.A., Horama SAS, MeiraGTx Limited, Lysogene SAS, NightstaRx Ltd, REGENEXBIO Inc., uniQure B.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
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
Until our manufacturing facility has been properly validated to comply with FDA cGMP requirements, we will not be able to independently manufacture material for our planned preclinical and clinical programs. We currently rely, and expect to continue to rely to a significant degree, on CHOP for the production of our clinical trial materials and, therefore, we can control only certain aspects of their activities. We currently have a manufacturing agreement with CHOP for production of SPK-RPE65 and are we are in the process of amending this agreement to provide for continued support of our other clinical product candidates.
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
Because we currently rely on CHOP and other third parties to manufacture certain of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy platform, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are highly dependent on members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.
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
Risks related to ownership of our common stock
Our executive officers, directors and principal stockholders maintain the ability to exert substantial control over matters submitted to stockholders for approval.
As of October 30, 2015, our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 46% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to exert substantial control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would largely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All lock-up agreements entered into in connection with our intitial public offering expired on July 28, 2015. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of October 30, 2015, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of October 30, 2015, we had outstanding options to purchase an aggregate of 3,090,690 shares of our common stock, of which options to purchase 514,700 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

In addition, certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
As a public company, and particularly after we are no longer an EGC, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the nine months ended September 30, 2015, we issued 3,556 common shares to a service provider on March 4, 2015, in exchange for services rendered. No underwriters were involved in the issuance of shares. We undertook this issuance in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

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
There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of September 30, 2015, the entire amount of the net proceeds is included as cash and cash equivalents.
Item 5. Other Information

In October, certain of our executive officers entered into pre-arranged stock trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Spark’s trading policies (each, a “Plan”). Each Plan contemplates the sale of a limited number of shares of our common stock based on a predetermined schedule of dates and trigger prices, for personal financial management reasons. Sofinnova Venture Partners VIII, L.P., one of our affiliated stockholders, also adopted a Plan. Transactions made under these Plans will be publically disclosed through filings with the SEC under Section 16 of the Exchange Act. Except as may be required by law, we do not undertake any obligation to report Plans that may be adopted by any of our officers or directors from time to time or to report any modifications to such Plans.

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2015
SPARK THERAPEUTICS, INC.

	By:	/s/ Jeffrey D. Marrazzo
Jeffrey D. Marrazzo
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1†	Amendment No.1 dated August 5, 2015 to the Services Agreement dated December 26, 2013 between the Registrant and the Children's Hospital of Philadelphia					X

10.2†	Amendment No.4 dated October 8, 2015 to the License Agreement dated October 14, 2013 between the Registrant and the Children's Hospital of Philadelphia					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and September 30, 2015, (ii) Statements of Operations for the three and nine months ended September 30, 2014 and 2015, (iii) Statement of Stockholders’ Equity as of December 31, 2014 and September 30, 2015 (iv) Statements of Cash Flows for the nine months ended September 30, 2014 and 2015 and (v) Notes to Unaudited Financial Statements.
X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.