Form 10-K
period 2015-12-31
Spark Therapeutics, Inc.
filed 2016-03-14
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the last day of the registrant's most recently completed fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $779 million, based upon the closing price of the registrant's common stock on June 30, 2015.

As of March 4, 2016 there were 27,109,724 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2016 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
references to “Spark’s clinical trials” and similar references regarding clinical trials relating to our product candidates and the associated data (including the use of “we,” “us” and “our”) include the applicable rights to clinical and preclinical programs assigned or licensed to us by the Children’s Hospital of Philadelphia, or CHOP, or the University of Iowa Research Foundation, or UIRF;

•
references to “Spark’s intellectual property” and similar references regarding intellectual property relating to our product candidates (including the use of “we,” “us” and “our”) include the applicable rights to intellectual property assigned or licensed to us by CHOP, UIRF or the University of Pennsylvania, or PENN; and

•
references to “Spark’s manufacturing platform” and similar references regarding manufacturing of gene therapy product candidates (including the use of “we,” “us” and “our”) include the applicable know-how assigned or licensed to us by CHOP.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the timing, scope or likelihood of regulatory filings and approvals, including the timing of our BLA submission for, and final FDA approval of, SPK-RPE65;

•
the timing, progress and results of clinical trials for SPK-CHM, SPK-FIX and our other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;

•	our estimates regarding the potential market opportunity for our product candidates;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs for our other product candidates;

•	our ability to achieve milestones and receive payments under our collaborations;

•	our plans to develop and commercialize our product candidates;

•	our commercialization, medical affairs, marketing and manufacturing capabilities and strategy;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the scalability and commercial viability of our proprietary manufacturing processes;

•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy in general;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our expectations related to our use of our capital resources;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of government laws and regulations; and

•	our expectations regarding the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.
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

PART I.

Item 1. Business
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Our product candidates have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. Our initial focus is on treating orphan diseases, and we recently reported statistically significant results in a pivotal Phase 3 clinical trial of our first product candidate targeting rare genetic blinding conditions, which has received both breakthrough therapy and orphan product designation. Based on these positive results, we intend to submit a Biologics License Application, or BLA, for this product candidate with the U.S. Food and Drug Administration, or FDA, in the second half of 2016 as the first step in executing our global regulatory and commercialization strategy.
We also have built a pipeline of product candidates targeting multiple rare blinding conditions, hematologic disorders and neurodegenerative diseases. Our pipeline includes: a product candidate targeting another rare genetic blinding condition currently in a Phase 1/2 clinical trial; product candidates for the treatment of hemophilia with a hemophilia B product candidate currently in a Phase 1/2 clinical trial in collaboration with Pfizer Inc., or Pfizer, and a preclinical product candidate for hemophilia A to which we retain global commercialization rights; a product candidate for the treatment of TPP1 deficiency, a form of Batten disease, for which we are currently conducting Investigational New Drug application, or IND, enabling studies; and other ophthalmic, hematologic and neurodegenerative disease programs.
Our most advanced product candidate, SPK-RPE65 (voretigene neparvovec), is intended to treat genetic blinding conditions called inherited retinal diseases, or IRDs, caused by non sex-linked, or autosomal recessive, mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRDs are affected by a range of severe visual impairments, notably night blindness, or nyctolopia, that make independent activities of daily living challenging and ultimately lead to blindness. For example, affected children often depend on visual aids to carry out classroom activities while adults with these diseases may face diminished employment opportunities and may be stripped of some of the rewards of parenting, such as watching a child play his or her favorite sport. We estimate that there are approximately 3,500 individuals with RPE65-mediated IRDs in the United States, as well as France, Germany, Italy, Spain and the United Kingdom, which are referred to as the five major European markets. We have received orphan product designation for SPK-RPE65 for the treatment of RPE65-mediated IRDs in both the United States and the European Union.
In October 2015, we announced positive top-line results from our pivotal Phase 3 clinical trial of SPK-RPE65, the first randomized controlled Phase 3 trial of a gene therapy for genetic disease. The trial of 31 subjects met with statistical significance its primary endpoint, the bilateral mobility test change score (p = 0.001), as well as the first two of three secondary endpoints, specifically full-field light sensitivity threshold testing, or FST (p < 0.001), and the assigned first eye mobility test change score (p = 0.001). Statistical significance was not achieved for the third secondary endpoint, visual acuity (p = 0.17).
The trial demonstrated a statistically significant restoration of vision in subjects that were progressing toward complete blindness. On average, subjects that received SPK-RPE65 demonstrated an improvement in their mobility test change score of 1.9 lux, or light, levels. Of the subjects in the intervention group, 65% achieved the maximum improvement measurable on the mobility test. Similarly, on average, intervention group subjects achieved a greater than 100-fold improvement in light sensitivity as measured by FST. Further, subjects receiving SPK-RPE65 achieved a mean improvement in visual acuity of approximately two lines (9.0 letters averaged across both eyes) on the logarithm of the minimum angle of resolution, or logMAR, scale, a standard measure of visual acuity, compared with a slight improvement (1.6 letters) among control subjects.

To date, we have not observed any product candidate-related serious adverse events nor any deleterious immune responses in the Phase 3 trial or in earlier Phase 1 trials. Based on these positive results, we intend to submit a BLA for SPK-RPE65 with FDA in the second half of 2016 as the first step in executing our global regulatory and commercialization strategy.
SPK-RPE65 also continues to demonstrate long-lasting benefit. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial that received the same dose and volume as used in the Phase 3 clinical trial and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable benefit as measured by mobility testing and FST over three years from time of administration, with observation ongoing.
We possess global rights to SPK-RPE65. If approved, we intend to commercialize SPK-RPE65 globally, initially in the United States, the European Union and Latin America. We plan to employ small, targeted commercial and medical affairs groups to build and promote access to the product through centers that specialize in treating IRDs in the United States, the

European Union and other major markets, including in Latin America and Asia. We believe that this approach is more patient-centered and will provide the foundation for future commercial and medical affairs operations, particularly for additional gene therapy product candidates for IRDs. The five primary areas of our pre-launch efforts include patient identification, ensuring market access, developing a high-quality delivery and distribution model, building a patient-centric organization and educating stakeholders.
We are pursuing other follow-on product candidates targeting other IRDs, including SPK-CHM for the treatment of choroideremia, or CHM. CHM is an IRD linked to the X-chromosome, which manifests in affected males in childhood as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. For CHM patients, it is often in middle age, when people typically are at or near their greatest income-earning potential, that visual impairment begins to limit independent activities of daily living leading to a severe decrease in functional vision. CHM ultimately results in blindness. We have completed enrollment of subjects in the second cohort of our dose escalating Phase 1/2 trial for SPK-CHM. To date, SPK-CHM has been well tolerated and we have not observed any product candidate-related serious adverse events in this trial. We have received orphan product designation for SPK-CHM for the treatment of CHM in both the United States and the European Union.
The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. In March 2016, we acquired Genable Technologies Ltd., or Genable, and will continue the development of RhoNova, Genable’s lead gene therapy product candidate addressing rhodopsin-linked autosomal dominant retinitis pigmentosa, or RHO-adRP, an IRD that we believe affects approximately12,000 people in the United States and the five major European markets. In December 2015, we in-licensed technology with which we have initiated preclinical development of SPK-LHON, addressing Leber hereditary optic neuropathy, or LHON, an IRD that we believe affects approximately three in 100,000 people. We are actively evaluating additional IRDs to further expand our ophthalmic gene therapy portfolio.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the terms of the agreement, we received a $20.0 million upfront payment, earned a $15.0 million milestone payment in December 2015 and are eligible to receive up to an additional $245.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales. Pfizer and we initiated a Phase 1/2 clinical trial of our lead SPK-FIX product candidate in 2015.
In our SPK-FVIII program for the treatment of hemophilia A, we recently nominated a lead product candidate that has demonstrated production of therapeutic levels of Factor VIII in multiple preclinical models at doses that have been safely delivered to humans in hemophilia B studies. We retain global commercialization rights to the SPK-FVIII program.
We are developing a lead neurodegenerative disease product candidate in our SPK-TPP1 program that has demonstrated compelling preclinical proof-of-concept data for the treatment of a form of Batten disease, a fatal neurological disorder involving mutations of the TPP1 gene, also known as the CLN2 gene, that begins in early childhood. TPP1 deficiency results in motor and mental decline, seizures and visual deficits appearing between ages two to four and is fatal by ages ten to twelve in a majority of cases. We believe there are approximately 750 to 1,000 patients with TPP1 deficiency in the United States and the five major European markets with approximately 75 to 100 new cases annually. In a well-established preclinical model of TPP1 deficiency, administration of our lead SPK-TPP1 product candidate to the ependymal cells of the brain ventricular system resulted in delayed onset of clinical symptoms and disease progression, protection from cognitive decline and extension of lifespan relative to untreated controls. Notably, the study produced effective distribution of the TPP1 enzyme throughout the central nervous system, as evidenced by immunohistochemistry and enzyme activity assay. We initiated IND-enabling studies for our lead SPK-TPP1 product candidate in 2015.
We also are conducting preclinical studies on a product candidate for the treatment of Huntington's disease, a hereditary genetic disorder that we believe affects over 60,000 patients in the United States and the five major European markets.
Gene therapies historically made by CHOP using our platform technology have been, or are being, used by several biopharmaceutical companies in clinical trials of their own gene therapy product candidates, as well as in multiple clinical trials from other sponsors through a program funded by the U.S. National Institutes of Health, or NIH. We have a supply agreement with CHOP to make clinical and, if requested by us, commercial material. We have our own state-of-the-art current Good Manufacturing Practices, or cGMP, facility to manufacture clinical and commercial grade adeno-associated virus, or AAV, vectors.
We believe that we have a significant competitive advantage in the field of gene therapy as a result of the collective experience of our scientific and management team and the advanced stage of development of our product candidates. Our scientists and scientific advisors have accumulated over 150 years of collective experience in the field of gene therapy, contributing key insights and significant developments that have coincided with a resurgence of interest in gene-based medicines. Our proprietary manufacturing processes produce consistent yields of highly pure and stable gene therapies, including both AAV and lentiviral vectors. Our vectors are disarmed viruses that carry genetic material into target cells.

Inherited retinal diseases
SPK-RPE65 for the treatment of IRDs caused by autosomal recessive RPE65 mutations
SPK-RPE65 is our most advanced product candidate. Patients with RPE65 mutations suffer from a variety of symptoms ranging from night blindness, or nyctolopia, to a total inability to perceive light, with the onset of symptoms occurring at varying ages from infancy through young adulthood. Depending on the severity and age of onset, patients may be more or less limited in their ability to conduct activities of daily living independently. For example, many school-age children with IRDs caused by RPE65 mutations require full-time aides and are not able to carry out normal classroom activities without the use of visual aids, such as braille. As the disease progresses, affected individuals may be unable to drive, watch television, care for children or grandchildren or participate in everyday activities, including sports. Regardless of the age of onset, RPE65 mutations invariably lead to a decline in functional vision and eventual blindness. There are no approved pharmacologic treatments for IRDs caused by RPE65 mutations.
In October 2015, we announced positive top-line results from our pivotal Phase 3 clinical trial of SPK-RPE65, the first randomized controlled Phase 3 trial of a gene therapy for genetic disease. The trial of 31 subjects met with statistical significance its primary endpoint, the bilateral mobility test change score (p = 0.001), as well as the first two of three secondary endpoints, specifically full-field light sensitivity threshold testing, or FST, (p < 0.001) and the assigned first eye mobility test change score (p = 0.001). Statistical significance was not achieved for the third secondary endpoint, visual acuity (p = 0.17), however, subjects receiving SPK-RPE65 achieved a mean improvement of approximately two lines (9.0 letters averaged across both eyes) on the logMAR scale, a standard measure of visual acuity, compared with a slight improvement (1.6 letters) among control subjects.
To date, we have not observed any product candidate-related serious adverse events nor any deleterious immune responses in the Phase 3 trial or in earlier Phase 1 trials. Based on these positive results, we intend to submit a BLA for SPK-RPE65 with FDA in the second half of 2016 as the first step in executing our global regulatory and commercialization strategy.
SPK-RPE65 also continues to demonstrate long-lasting benefits. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial that received the same dose and volume as used in the Phase 3 clinical trial and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable benefit over three years from time of administration as measured by mobility testing and FST, with observation ongoing.
We have received orphan product designation in both the United States and the European Union for SPK-RPE65 for the treatment of both Leber congenital amaurosis, or LCA, due to RPE65 mutations, which is referred to as LCA2, and retinitis pigmentosa, or RP, due to RPE65 mutations, which is referred to as RP20. LCA2 and RP20 historically are the most frequent clinical diagnoses of RPE65-mediated IRDs. We have received breakthrough therapy designation for SPK-RPE65 from FDA for LCA2 patients with nyctalopia, or night blindness.
We estimate that there are approximately 3,500 individuals with RPE65-related IRDs in the United States and the five major European markets. We believe SPK-RPE65 could benefit patients who retain enough viable retinal cells to experience improved functional vision.
We possess global rights to SPK-RPE65. If approved, we intend to commercialize SPK-RPE65 globally, initially in the United States, the European Union and Latin America. We plan to employ small, targeted commercial and medical affairs groups to build and promote access to the product through centers that specialize in treating IRDs in the United States, the European Union and other major markets, including in Latin America and Asia. We believe that this approach is more patient-centered and will provide the foundation for future commercial and medical affairs operations, particularly for additional gene therapy product candidates for IRDs. The five primary areas of our pre-launch efforts include patient identification, ensuring market access, developing a high quality delivery and distribution model, building a patient-centric organization and educating stakeholders.
SPK-CHM for choroideremia
We are expanding our portfolio of product candidates to target additional IRDs caused by gene mutations for which we will be able to leverage our experience with SPK-RPE65. Our first such follow-on product candidate is SPK-CHM.
CHM is an IRD linked to the X-chromosome, which manifests in affected males in childhood as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. For CHM patients, it is often in middle age, when people typically are at or near their greatest income-earning potential, that visual impairment begins to limit independent activities of daily living leading to a severe decrease in vision. CHM ultimately results in blindness. We estimate that CHM affects approximately 12,500 males in the United States and the five major European markets.
SPK-CHM uses the same vector design, administration method and manufacturing process that we use for SPK-RPE65. We have completed enrollment of subjects in the second cohort of the Phase 1/2 clinical trial of SPK-CHM. To date,

SPK-CHM has been well tolerated and we have not observed any product candidate-related serious adverse events in this trial. We have received orphan product designation for SPK-CHM for the treatment of CHM in both the United States and the European Union.
Other IRD programs
The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. Gene therapy has the potential to address the underlying cause of IRDs by overcoming the effects of a malfunctioning gene. In March 2016, we acquired Genable and will continue the development of RhoNova, Genable’s lead gene therapy product candidate addressing rhodopsin-linked autosomal dominant retinitis pigmentosa, or RHO-adRP, an IRD that we believe affects approximately 12,000 people in the United States and the five major European markets. In December 2015, we in-licensed technology, with which we have initiated preclinical development of SPK-LHON, addressing Leber hereditary optic neuropathy, or LHON, an IRD that we believe affects approximately three in 100,000 people. We are actively evaluating additional IRDs to further expand our ophthalmic gene therapy portfolio.
Hematologic disorders
SPK-FIX program for the treatment of hemophilia B
Our gene therapy platform enables us to develop gene therapies that target tissues other than the eye. Our pipeline includes product candidates targeting expression of genes in the liver, with an initial focus on hemophilia B. Hemophilia B is a serious and rare inherited disease characterized by a mutation in the Factor IX, or FIX, gene, which leads to deficient blood coagulation and an increased risk of bleeding or hemorrhaging, primarily affecting males. People with hemophilia B typically are reliant on frequent and expensive intravenous infusions of recombinant FIX to facilitate blood clotting. The cost of providing prophylactic FIX treatment to an average adult has been estimated to reach up to $300,000 or more each year. According to the 2014 World Federation of Hemophilia Annual Global Survey, approximately 28,000 people worldwide suffer from hemophilia B.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Pfizer and we are developing proprietary, bio-engineered AAV vectors utilizing a high-activity FIX transgene and a treatment protocol designed to mitigate immune responses seen in other hemophilia B gene therapy trials, including our own, that have limited the duration of efficacy. Under the collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. Pfizer and we initiated a Phase 1/2 trial of our lead SPK-FIX product candidate in 2015. Under the terms of the agreement, we received a $20.0 million upfront payment in 2014, earned a $15.0 million milestone payment in December 2015 and are eligible to receive up to an additional $245.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales.
SPK-FVIII program for the treatment of hemophilia A
In our SPK-FVIII program for the treatment of hemophilia A, we recently nominated a lead product candidate that has demonstrated production of therapeutic levels of Factor VIII in multiple preclinical models at doses that have been safely delivered to humans in hemophilia B studies. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. The only therapies currently available for moderate to severe hemophilia A are intravenously administered FVIII protein or its derivatives. We retain global commercial rights to the SPK-FVIII program.

Neurodegenerative diseases
SPK-TPP1 program for the treatment of a form of Batten disease
We are developing a lead product candidate for the treatment of a form of Batten disease in our SPK-TPP1 program. TPP1 deficiency causes severe childhood neurodegenerative disorders that result in motor and mental decline, seizures and visual deficits appearing between ages two to four, and is fatal by ages ten to twelve in a majority of cases. This autosomal recessive disease is caused by mutations in the TPP1 gene, leading to a deficiency of the soluble lysosomal enzyme tripeptidyl peptidase 1, or TPP1. TPP1 deficiency also is known as CLN2 disease. We believe there are approximately 750 to 1,000 patients with TPP1 deficiency in the United States and the five major European markets with approximately 75 to 100 new cases annually.
In a well-established preclinical model of TPP1 deficiency, administration of the lead product candidate in our SPK-TPP1 program to ependymal cells of the brain ventricular system resulted in delayed onset of clinical symptoms and disease progression, protection from cognitive decline and extension of life span relative to untreated controls subjects. Notably, the novel delivery approach used in the study produced effective distribution of the TPP1 enzyme throughout the central nervous system, as evidenced by immunohistochemistry and enzyme activity assay. We initiated IND-enabling studies for the lead product candidate in our SPK-TPP1 program in 2015.
Other neurodegenerative diseases
We also are conducting preclinical studies on a product candidate for the treatment of Huntington's disease, a hereditary genetic disorder that we believe affects over 60,000 patients in the United States and the five major European markets.
Corporate history / milestones

•
We were formed in March 2013 to complete the development of, and to commercialize, gene therapy programs advanced over the past two decades at CHOP. We began operations in October 2013, at which time we acquired or exclusively in-licensed the development and commercial rights to certain clinical and preclinical programs and intellectual property from CHOP and UIRF and in-licensed additional intellectual property from Penn. We continue to collaborate with CHOP on gene therapy programs that are in preclinical stage of development.

•	In May 2014, we completed a $72.7 million private placement of shares of Series B convertible preferred stock, or our Series B financing.

•
In October 2014, we moved into a 28,000 square foot facility that we designed to meet the needs of our fully integrated gene therapy platform. The facility houses cGMP manufacturing suites, research laboratories as well as office space.

•
In December 2014, we entered into our global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B.

•
In February 2015, we completed our initial public offering of 8,050,000 shares of common stock at a public offering price of $23.00 per share, raising gross proceeds of $185.2 million before underwriting discounts and commissions and offering expenses.

•
In October 2015, we announced positive top-line Phase 3 clinical trial data for our lead product candidate, SPK-RPE65, targeting rare blinding conditions, which demonstrated statistically significant restoration in functional vision in subjects that were progressing toward complete blindness.

•
In November 2015, we announced the opening of a satellite office in Waltham, Massachusetts and also signed a sublease for 14,000 square feet of office space to expand our operations at our corporate headquarters in Philadelphia, Pennsylvania.

•
In December 2015, we closed a public offering of 3,398,500 shares of common stock at an offering price of $47.00 per share. The offering consisted of 2,266,995 shares offered by us and 1,131,505 shares offered by CHOP, resulting in gross proceeds of $106.5 million to us and $53.2 million to CHOP before underwriting commissions and offering expenses.

•
In December, 2015, we amended our license agreement with The Trustees of the University of Pennsylvania, or Penn, converting our co-exclusive license to certain patent rights owned by Penn, Cornell University and the University of Florida relating to a method of treating and retarding the development of blindness, including in particular LCA, to an exclusive license in the field of use related to the treatment of retinal disorders or diseases caused by a mutation or mutations in the RPE65 gene.

•
On March 7, 2016, we acquired Genable, a private gene therapy innovator with which we have collaborated since 2014 in the development of Genable's therapeutic program targeting one of the most prevalent forms of IRD. With the acquisition, we acquire RhoNova, a potential treatment targeting RHO-adRP, an IRD that routinely leads to visual impairment and, in the most severe cases, to blindness.

Our strengths
We believe the combination of our technology, expertise and know-how will allow us to maintain our leadership position in the gene therapy field. Our strengths include:

•
A product candidate, SPK-RPE65, that recently met with high statistical significance its primary endpoint and the first two of three secondary endpoints in a pivotal Phase 3 clinical trial targeting RPE65-mediated IRDs, for which there are no approved pharmacologic treatments, and that is designed to have dramatic, long-lasting effects;

•	A second IRD product candidate, SPK-CHM, for which we have completed enrollment of subjects in the second cohort of a Phase 1/2 clinical trial;

•	Several other IRD programs in preclinical development;

•
Programs targeting hematologic disorders, including SPK-FIX, for which we initiated a Phase 1/2 clinical trial in 2015 and that we are developing for the treatment of hemophilia B in collaboration with Pfizer, as well as SPK-FVIII for the treatment of hemophilia A, to which we retain global commercialization rights;

•	Neurodegenerative disease programs, including SPK-TPP1, in preclinical development for a form of Batten disease and a preclinical program targeting Huntington's disease;

•	A corporate collaboration with Pfizer for the development and global commercialization of SPK-FIX product candidates;

•	Worldwide commercial rights to all of our product candidates and development programs except SPK-FIX product candidates, to which we granted Pfizer global commercial rights;

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

•
Manufacturing capabilities that provide a secure and reliable supply to enable efficient and rapid clinical development and that have been scaled to meet the anticipated commercial needs of SPK-RPE65 and likely other IRD product candidates;

•	A high-quality production process that provides consistency during clinical investigation and a foundation for commercial-scale manufacturing; and

•	Scientists and clinicians who have a track record of identifying appropriate disease targets as well as overcoming obstacles to safe and efficient gene transfer into particular target tissues.

Our strategy
Our goal is to transform the lives of patients by being the leading, fully integrated gene therapy company. We are seeking to develop, manufacture and commercialize multiple product candidates targeting rare genetic diseases across multiple tissue types and therapeutic areas. To achieve our goal, we are pursuing the following strategies:

•
Obtain marketing approval for SPK-RPE65. We intend to submit a BLA for SPK-RPE65 with FDA in the second half of 2016 as the first step in executing our global regulatory and commercialization strategy. We believe that given its advanced stage of clinical development, SPK-RPE65 has the potential to be the first FDA-approved gene therapy in the United States for the treatment of a genetic disease and the first approved pharmacologic treatment for RPE65-mediated IRDs.

•
Establish global commercial capabilities. We currently possess all commercial rights to our product candidates and development programs except for SPK-FIX product candidates, to which we granted Pfizer global commercial rights. If approved, we intend to commercialize SPK-RPE65 globally, initially in the United States, the European Union and Latin America. We believe the value proposition for patients, families and payors would be significant, given the potentially transformative and long-lasting benefits demonstrated to date, delivered through a single administration. We plan to employ small, targeted commercial and medical affairs groups to build and promote access to the product through centers that specialize in treating IRDs in the United States, the European Union and other major markets, including in Latin America and Asia. We believe that this approach is more patient-centered and will provide the foundation for future commercial and medical affairs operations, particularly for additional gene therapy product candidates for IRDs.

•
Establish a franchise of gene therapies for IRDs. The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. We believe our capabilities and know-how will allow us to develop treatments for a number of these genetic conditions. In connection with our development of SPK-CHM for choroideremia and other potential product candidates for additional IRDs, we anticipate utilizing technology similar to that developed in our SPK-RPE65 program while leveraging our clinical experience to optimize the clinical trials to best evaluate the safety and efficacy of the particular product candidate.

•
Continue to build a liver-directed gene therapy platform, with an initial focus on the treatment of hemophilia. We believe that our technology, coupled with our know-how, will enable the development of liver-directed gene therapies. In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. In addition to our recently initiated Phase 1/2 clinical trial of our lead SPK-FIX product candidate for the treatment of hemophilia B, we recently nominated a lead product candidate in our SPK-FVIII program for the treatment of hemophilia A. We retain all development and commercial rights to our SPK-FVIII program and believe that successful development of our hemophilia gene therapy product candidates could potentially enable further development in a series of other diseases where gene delivery to the liver may have therapeutic benefit.

•
Advance preclinical neurodegenerative programs into clinical development. We have multiple programs targeting neurodegenerative diseases, including SPK-TPP1 for TPP1 deficiency, a form of Batten disease, in preclinical development. We initiated an IND-enabling preclinical study of the lead product candidate in our SPK-TPP1 program in 2015. We also have a program targeting Huntington's disease.

Our product candidates
The following table summarizes information regarding our product candidates and development programs.

Program	Preclinical	IND-enabling	Phase 1/2	Phase 3	Registration	Status	Commercial rights
Inherited retinal dystrophies (IRDs)							
SPK-RPE65: *RPE65*-mediated IRDs						Positive results in pivotal Phase 3 trial	Worldwide rights
SPK-CHM: Choroideremia						Phase 1/2 second dose cohort completed	Worldwide rights
RhoNova: RHO-adRP						Preclinical	Worldwide rights
Leber hereditary optic neuropathy (LHON)						Preclinical	Worldwide rights
Hematologic disorders							
SPK-FIX: Hemophilia B						Phase 1/2 trial initiated	Pfizer
SPK-FVIII: Hemophilia A						Candidate selected	Worldwide rights
Neurodegenerative diseases							
SPK-TPP1: Form of Batten disease						IND-enabling study initiated	Worldwide rights
Huntington disease						Preclinical	Worldwide rights

Collaboration

SPK-RPE65 for IRDs caused by autosomal recessive RPE65 gene mutations
Overview
Mutations in the RPE65 gene lead to IRDs characterized by a range of visual impairments, notably night blindness, or nyctalopia. As reflected in the diagram below, the RPE65 gene is expressed in the retinal pigment epithelium, or RPE, layer of the retina. RPE cells serve as “nurse” cells for the photoreceptors and carry out some of the key metabolic functions in the visual cycle. The RPE65 gene encodes a protein that helps convert the light entering the eye into electrical signals that are transmitted to the brain, enabling sight. Without the properly functioning protein encoded by the RPE65 gene, the visual cycle is disrupted, resulting in debilitating visual impairments, progressing to blindness.

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
RPE65-mediated IRDs historically have been distinguished from one another based on clinical presentation and findings and have been characterized most frequently as LCA or RP among over 20 other clinical classifications.

One of the inclusion criteria in our clinical trials was that subjects be given a clinical diagnosis of LCA due to RPE65 mutations, as confirmed by genetic testing. This type of LCA is referred to as LCA2. Similar to LCA2, RP20 is a subtype of RP caused by mutations in the RPE65 gene. The key differences in the clinical diagnosis of LCA2 as compared to RP20 are that onset of LCA2 typically occurs at birth, or in the first few months of life, while the onset of RP20 typically occurs later in life, and that the rate of degeneration associated with LCA2 is typically more severe than that associated with RP20.
Through genetic testing, clinicians now generally understand that many IRDs once classified as distinct from each other have the same pathophysiology caused by mutations of different severity in the same gene. According to key opinion leaders, over the past decade, the diagnosis of IRDs has begun to shift from clinical classification to a diagnosis based on the specific underlying causal gene. In our Phase 3 and Phase 1 clinical trials, we enrolled a genetically heterogeneous population, with 34 of 41 subjects having unique RPE65 gene mutations, and based upon a review of the literature, 26 of these mutations have been associated with clinical diagnoses other than LCA. Further, in our ongoing natural history study of patients with confirmed RPE65 gene mutations, we observed that the practice of clinical diagnosis is not standardized in this population, having encountered over 20 different clinical diagnoses given at just the first two of seven centers we are utilizing in this retrospective chart review study across the United States, Europe and Latin America.
With the broad availability of genetic testing, the corresponding shift from clinical to genetic diagnosis, the genetic heterogeneity of the subjects tested to date and the fact that SPK-RPE65 delivers a normal, functional copy of the RPE65 gene regardless of the type or location of the underlying mutations, we believe SPK-RPE65 should have broad application to all IRDs caused by autosomal recessive RPE65 gene mutations. As such, we are developing a regulatory strategy and are seeking approval for a label that would include both a description of the core clinical manifestation of RPE65-mediated disease along with a genetic characterization of the patients that should receive the product candidate. One such possible clinical manifestation is nyctalopia, or night blindness, which is not only a hallmark of RPE65-mediated disease, but was assessed by multiple endpoints in our trials and was specifically noted in our breakthrough therapy designation.
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
SPK-RPE65 is administered through an injection into the sub-retinal space. Pre-operatively, the surgeon conducts an evaluation of the anatomy and function of the diseased retina to determine the optimal location for the injection. The surgeon performs a standard vitrectomy procedure, which creates a pathway for the subretinal injection, followed by the injection of SPK-RPE65. The initial safety and accuracy of the injection are observed in the operating room, which provides confirmation that the intended dose has been delivered to the target area. In our Phase 1 clinical trials, the procedure was performed for all subjects by the same surgeon at our clinical trial site at CHOP. For the Phase 3 trial, five vitreoretinal surgeons performed injections at two sites, CHOP and the University of Iowa.
Clinical development of SPK-RPE65
Our first clinical trial for SPK-RPE65, which we refer to as our 101 trial, was an open-label, dose-escalating, Phase 1 clinical trial in which subjects received a single dose in one eye, which was the worse of the subject’s eyes as determined upon enrollment in the trial. The second trial, also an open-label, Phase 1 clinical trial, which we refer to as our 102 trial, evaluated treatment of the contralateral eye of all eligible subjects (11 of the 12) from the 101 trial using the highest dose used in the 101 trial. This is the dose that we used in our pivotal Phase 3 clinical trial. Our pivotal Phase 3 clinical trial was an open label, multi-center, randomized trial of 31 subjects diagnosed with LCA due to RPE65 gene mutations.
Evaluating treatment outcomes
Currently, there is no approved pharmacologic treatment for any RPE65-mediated IRDs and, consequently, there are no precedent endpoints that have been used in a successful pivotal trial to assess the therapeutic benefits of a pharmaceutical product under development for RPE65-mediated IRDs. The baseline level of visual and retinal function in individuals with RPE65-mediated IRDs can be poor, with the limited vision deteriorating over time so that, eventually, no useful visual function remains for many patients.
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
The lighting conditions, which range from darkness to bright light, are measured by lux, or light, level and are designed to approximate different lighting conditions encountered in daily life. The seven lux levels used in our pivotal Phase 3 clinical trial are as follows:

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
Each attempt at the mobility course is videotaped and graded on a pass or fail basis. A grade of “fail” is given to an attempt if the subject either (i) needs to be re-guided, steps off the course, skips tiles or collides with obstacles on four or more occasions in total or (ii) takes longer than three minutes to complete the course. Trained reviewers grade each attempt without access to information that would identify the timing of the attempt (baseline vs. follow-up evaluation) or in which study (either Phase 1 trial, our mobility test validation study, or MTVS, (discussed below) or the Phase 3 trial) or in which group (treatment vs. control) the subject was assigned. Each video is graded by two masked reviewers working independently, and an adjudicator reviews the video if the two initial grades do not agree. Analysis of reproducibility of grades based on a sample of over 2,500 videos to date has shown approximately 97.5% agreement for successive grading of the same video demonstrating both inter- and intra-grader reproducibility.
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
Mobility test validation study
As the mobility test is a new test of functional vision, we conducted a separate, non-IND study to validate the hypothesis that, absent medical intervention, performance on the mobility test does not improve over time. For the MTVS, we collected data on 26 normal-sighted and 28 visually impaired subjects with an IRD over a one-year period with no intervening medical treatment. Subjects were tested twice upon study entry to establish a baseline lux level at which they were able to successfully navigate the mobility course and then at the one-year time point to measure a change score.
In the MTVS and under the binocular testing condition:

•	all normal-sighted subjects showed no change in performance between the baseline and one-year assessments; all were able to complete the test at the lowest lux level at both time points;

•	no visually impaired subjects improved from baseline to the one-year assessment; and

•	five visually impaired subjects declined in performance from baseline to the one-year assessment.

Through the MTVS, we reached several key findings, including:

•	the mobility test is able to distinguish between visually impaired and normally sighted subjects in terms of time and accuracy;

•	high reproducibility of the scoring system, as graders have shown approximately a 97.5% agreement for successive grading of the same video, both inter- and intra- grader; and

•	the 12 different courses of the mobility test are of comparable difficulty based on performance by both normal-sighted and visually impaired subjects.
Other measurements of vision
We also collected data with respect to a variety of traditional and non-traditional visual and retinal function tests, including, but not limited to, full-field light sensitivity threshold, or FST, a test that measures the light sensitivity of the entire visual field by administering a series of light flashes of various luminance and recording the luminance at which a subject reports seeing the dimmest flash of light, and visual acuity testing, which measures changes in central vision by assessing the ability of the subject to read a standard eye chart.
Phase 1 proof-of-concept trials
In October 2007, we initiated the 101 trial of SPK-RPE65 in subjects with a diagnosis of LCA due to RPE65 mutations, as confirmed by genetic testing. The primary objective was to evaluate the safety and tolerability of SPK-RPE65. A secondary goal was to assess both objective and subjective clinical measures of efficacy as well as the relevance of these measurements as a clinical endpoint. Subjects received a single dose of SPK-RPE65 in their eye with worse function, or their non-preferred eye if visual and retinal function testing did not differentiate between the two eyes. There were three doses evaluated in this trial, with three subjects receiving a dose of 1.5 × 1010 vector genomes, or vg, six subjects receiving 4.8 × 1010 vg and three subjects receiving 1.5 × 1011 vg. SPK-RPE65 was well tolerated, with no product candidate-related serious adverse events.
In November 2010, we initiated the 102 trial to evaluate the safety of administration of SPK-RPE65 to the uninjected eye of the 11 eligible subjects from the 101 trial. One subject from our 101 trial had glaucoma in the contralateral eye and was, therefore, ineligible for the 102 trial. All 11 eligible subjects in the follow-on trial received a dose equal to the highest dose level used in the 101 trial, 1.5 × 1011 vg. In the 102 trial, there was one serious adverse event due to complications from the vitrectomy procedure performed prior to the administration of SPK-RPE65. This was not considered to be related to SPK-RPE65 or the sub-retinal injection procedure. Instead, it was determined to be associated with treatment given for a known but rare complication resulting from the vitrectomy. Eight subjects from the 102 trial that would have qualified for inclusion in our Phase 3 clinical trial all improved at least one light level and five of these eight improved to the minimum light level, which is the same level at which all normal-sighted subjects navigated the mobility test in the MTVS.
Subjects from these trials have been followed over a period of five to seven years. The results of our Phase 1 trials to date suggest that SPK-RPE65 enables subjects to perform activities of daily living with greater independence than prior to treatment and has long-lasting benefits.
Pivotal Phase 3 clinical trial
Trial design
The multicenter, pivotal Phase 3 trial randomized 31 subjects with confirmed RPE65 gene mutations, ranging in age from four to 44, with an average age of 14.6 years and a median age of 10.0 years, enrolled at clinical sites at either CHOP or University of Iowa. The intent to treat, or ITT, population included 21 subjects in the intervention group and 10 in the control group. There was no sham injection, since the trial included pediatric subjects. Subjects in our pivotal Phase 3 clinical trial received administration of 1.5 × 1011 vg of SPK-RPE65, which is the dose level used in the 102 trial, in each eye. A single eye is injected at each surgery, with both eyes to be injected within a period of 18 days.
After comprehensive baseline testing, subjects were randomized, in a 2:1 ratio, to either the intervention or control group. The two arms of the trial were balanced for age and the baseline lux level at which subjects were able to pass the mobility test. Control group subjects participated in trial visits that include visual and retinal function testing on the same schedule as the subjects in the intervention group. After completion of the one-year testing, control subjects were eligible to crossover to the treatment group and all nine subjects in the modified intent to treat, or mITT, population chose to do so. Additional annual visits or telephone contacts will be conducted to evaluate the subjects for measures of efficacy for five years post-injection and to evaluate safety for 15 years following injection. We have included this monitoring to assess the long-term safety and therapeutic effect of SPK-RPE65.

The primary objective of the Phase 3 trial was to determine whether SPK-RPE65 improves subjects’ functional vision, as demonstrated by their ability to navigate the mobility test at different lux levels. Mobility test performance one year following the administration of SPK-RPE65 was compared to subjects’ pre-administration baseline.
Subjects were evaluated at baseline and 30 days, 90 days, 180 days and one year following administration of SPK-RPE65. The final score for statistical analysis was calculated based on the lowest lux level at which a subject receives a grade of “pass” one-year following injection as compared to baseline.
The secondary efficacy endpoints for our pivotal Phase 3 clinical trial included FST, mobility test changed score for the assigned first injected eye only and visual acuity. In connection with the trial, we also collected in-home evaluations of subjects at baseline and at the one-year time point. These in-home evaluations have been performed by independent orientation and mobility experts, masked as to the treatment condition of the subjects, to support use of mobility testing as a surrogate for patients’ daily activities of living in the real world.
Phase 3 efficacy outcome measure results
In October 2015, we announced top-line results from our pivotal Phase 3 clinical trial of SPK-RPE65. The pivotal trial met its primary endpoint of mobility test change score (p = 0.001), demonstrating improvement of functional vision in the intervention group compared to the control group, as measured by the change in bilateral mobility testing between baseline and one year. The trial demonstrated a statistically significant restoration of vision in subjects that were progressing toward complete blindness. On average, intervention subjects (n = 20) demonstrated an improvement of 1.9 lux levels compared with an improvement of 0.2 specified lux levels in control subjects (n = 9) as measured by the change in bilateral mobility testing between baseline and one year in the mITT population. The mITT population (n = 29) includes all subjects that received SPK-RPE65, and only those who continued beyond the baseline study visit. Two subjects in the ITT population (n = 31) that were randomized but never received SPK-RPE65 were excluded from this efficacy analysis population. Thirteen of the 20 subjects receiving SPK-RPE65 were able to pass the mobility test at one lux at year one, demonstrating maximum improvement measurable on the mobility test score. None of the nine control subjects followed was able to pass the mobility test at one lux at year one.
Further, subjects who received SPK-RPE65 outperformed control subjects across the first two secondary endpoints: full-field light sensitivity threshold testing (p < 0.001) and the mobility test change score for the assigned first injected eye (p = 0.001). The third secondary endpoint, visual acuity, did not show statistically significant evidence of benefit (p = 0.17), however, subjects receiving SPK-RPE65 achieved a mean improvement of approximately two lines (9.0 letters averaged across both eyes) on the logMAR scale, a standard measure of visual acuity, compared with a slight improvement (1.6 letters) among control subjects. The charts below show the results from the first two secondary endpoints:

Phase 3 safety outcome measure results
There were no serious adverse events related to SPK-RPE65 or deleterious immune responses observed in the trial. Overall, adverse events related to the administration procedure were consistent with observations in earlier studies of SPK-

RPE65. Adverse events related to participation in the trials primarily were ocular adverse events in the study eye related to the surgical injection procedure and generally resolved within weeks after surgery, which was consistent with the ocular adverse events seen in earlier Phase 1 clinical trials.
Durability of effect
SPK-RPE65 continues to demonstrate long-lasting effects. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial that received the same dose and volume as used in the Phase 3 clinical trial and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable benefit over three years from time of administration as measured by mobility testing and FST, with observation ongoing.
Commercialization
We possess global rights to SPK-RPE65. If approved, we intend to commercialize SPK-RPE65 globally, initially in the United States and the European Union. We plan to employ small, targeted commercial and medical affairs groups to build and promote access to the product through centers that specialize in treating IRDs in the United States and the European Union and potentially other major markets, including in Latin America and Asia. We believe that this approach is more patient-centered and will provide the foundation for future commercial and medical affairs operations, particularly for additional gene therapy product candidates for IRDs.
The five primary areas of our pre-launch efforts include:

•	patient identification;

•	ensuring market access;

•	developing a high quality delivery and distribution model;

•	building a patient-centric organization; and

•	educating stakeholders.

SPK-CHM for the treatment of choroideremia
Overview
Choroideremia is an IRD linked to the X-chromosome. Clinically, CHM manifests in affected males in childhood as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. For CHM patients, it is often in middle age, when people typically are at or near their greatest income-earning potential, that visual impairment begins to limit independent activities of daily living leading to a severe decrease in vision. CHM ultimately results in blindness. We estimate prevalence of CHM is between approximately one in 50,000 and one in 100,000 people, implying a total population of up to approximately 12,500 males in the United States and the five major European markets.
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
Phase 1/2 clinical trial
We have completed enrollment of subjects in the second cohort of our Phase 1/2 clinical trial of SPK-CHM. To date, we have not observed any product candidate-related serious adverse events. The primary objective of the Phase 1/2 clinical trial is to evaluate the safety and tolerability of subretinal administration of SPK-CHM. Toxicity related to the administration of SPK-CHM was monitored in the eye and systemically, and the trial advanced to the higher dosage level upon approval by the data safety monitoring board. The secondary objectives of the trial are to define the dose of SPK-CHM required to achieve stable, or improved, visual function and functional vision in subjects with CHM, characterize the immune response and identify appropriate endpoints for subsequent clinical trials.
We will evaluate efficacy primarily by assessing functional vision, as measured by standard ophthalmic tests. Subjects who are administered SPK-CHM will be followed clinically for safety outcomes for 15 years after injection.
RhoNova
We acquired from Genable a gene therapy product candidate, RhoNova, which is currently in preclinical development to treat RHO-adRP. RHO-adRP is an IRD that results in severe vision loss and often blindness and is a subset of RP that results from a diverse array of mutations in the RHO gene. We believe that RHO-adRP affects approximately12,000 people in the United States and the five major European markets.
Unlike our existing product candidates, which add the functional gene to the target cells, RhoNova utilizes a novel therapeutic strategy for treating RHO-adRP by delivering both a suppressor to “knock down” the mutant and normal endogenous RHO genes, and then add back a suppressor-resistant replacement functional gene to improve vision. Delivery of the suppressor and the replacement gene is by separate AAV vectors delivered at the same time. This acquisition will allow us to obtain insight into the novel therapeutic approach of “knocking down” dysfunctional genes, which could be applicable to a wide range of autosomal dominant diseases.
Other IRDs
The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. In December 2015, we in-licensed technology, with which we have initiated preclinical development of SPK-LHON, addressing Leber hereditary optic neuropathy, or LHON, an IRD that we believe affects approximately three in 100,000 people. We are actively evaluating additional IRDs to further expand our ophthalmic gene therapy portfolio.
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
In 2012, we initiated a dose-escalating Phase 1 clinical trial administering the FIX gene utilizing an AAV8 vector to three subjects with severe hemophilia B via a single, peripheral, intravenous injection. In one subject that was infused in July 2013 at the low dose, we observed sustained FIX levels, after an initial maximum FIX level of 8% of normal, which persisted for over one year following administration. This level of FIX was sufficient to reduce this subject’s need for intravenous clotting factor to a single infusion over the year, as compared to approximately 50 times annually prior to treatment. Following the initial year, we observed a decrease in this subject’s FIX levels and he subsequently received additional intravenous clotting factor. A second subject, infused at the low dose, initially showed therapeutic FIX levels consistent with moderate disease, but then failed to continue to express substantial FIX after approximately two months, with loss of expression accompanied by evidence of a T-cell response. The third subject, infused at a higher dose level, initially showed a FIX level of 16% of normal, but expression was limited in duration, with loss of expression accompanied by a T-cell response to the vector capsid.
While certain tissues in the human body, such as the eye and central nervous system, are immune privileged, systemic administration of recombinant vectors must overcome at least two hurdles presented by the human immune response in order to effect successful gene transfer. First, administration of recombinant vectors must successfully avoid pre-existing neutralizing antibodies, prevalent in the adult population. Second, after the vector is within the target cell, it must avoid the cellular immune response that can result in the removal of transduced cells by activated T-cells thereby diminishing the therapeutic effect of the gene therapy.

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
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under the terms of the agreement, we received a $20.0 million upfront payment, earned a $15.0 million milestone payment in December 2015 and are eligible to receive up to an additional $245.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales.
Pfizer and we initiated a Phase 1/2, open label dose-escalation clinical trial of this next-generation hemophilia B product candidate in 2015. We intend to enroll two to five subjects in each of three dose cohorts, injecting our product candidate via a single, peripheral, intravenous injection. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization.
SPK-FVIII for the treatment of Hemophilia A
In our SPK-FVIII program for the treatment of hemophilia A, we recently nominated a lead product candidate that has demonstrated production of therapeutic levels of Factor VIII in multiple preclinical models at doses that have been safely delivered to humans in hemophilia B studies. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. The only therapies currently available for moderate to severe hemophilia A are intravenously administered FVIII protein or its derivatives. We retain global commercialization rights to the SPK-FVIII program.
Neurodegenerative diseases
SPK-TPP1
SPK-TPP1 is our program for the treatment of TPP1 deficiency, a form of Batten disease that causes severe childhood neurodegenerative disorders that result in motor and mental decline, seizures and visual deficits appearing between ages two and four and is fatal by ages ten to twelve in a majority of cases. The autosomal recessive disease is caused by mutations in the TPP1 gene, leading to a deficiency of the soluble lysosomal enzyme tripeptidyl peptidase 1, or TPP1. TPP1 deficiency also is known as CLN2 disease. We believe there are approximately 750 to 1,000 patients with TPP1 deficiency in the United States and the five major European markets with approximately 100 new cases annually. We believe that neurodegenerative diseases are a significantly underserved market that we are particularly well positioned to address with our gene therapy platform.
In a well-established preclinical model of TPP1 deficiency, administration of our lead product candidate to the ependymal cells of the brain ventricular system resulted in delayed onset of clinical symptoms and disease progression, protection from cognitive decline and extension of lifespan relative to untreated controls. Notably, the study produced effective distribution of the TPP1 enzyme throughout the central nervous system, as evidenced by immunohistochemistry and an enzyme activity assay. We initiated IND-enabling studies for the lead product candidate in our SPK-TPP1 program in 2015.
Other neurodegenerative diseases
We are also conducting preclinical studies on a product candidate for the treatment of Huntington's disease, a hereditary genetic disorder that we believe affects over 60,000 patients in the United States and the five major European markets. We have multiple other neurodegenerative disease programs in various stages of development.
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
We are working with FDA to ensure our facility and procedures are cGMP compliant in all aspects and we also are receiving Protocol Assistance and Scientific Advice from EMA. Prior to BLA approval of SPK-RPE65, we intend to seek cGMP validation of our facility to produce commercial supplies of our product candidates. We are engaged in efforts to expand capacity to meet future manufacturing needs through investment in process development.
While our lead programs utilize AAV vectors, we also have experience in developing and manufacturing lentiviral vectors. Lentiviral vectors may have significant benefits for certain genetic diseases that we are not currently pursuing. Lentiviral vectors provide the ability to integrate the functional gene into a chromosome located in the DNA of the target cell, as well as having an expanded carrying capacity of up to 8,000 DNA base pairs, as compared to the approximately 5,000 DNA base pair capacity of AAV vectors. We also are evaluating potential development programs using lentiviral gene therapies.
Intellectual property
We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including by seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through orphan drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.
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
Licensed patents and patent applications
As of December 2015, our patent portfolio included approximately 230 U.S. and foreign patents and patent applications licensed from CHOP, UIRF, Penn and NIH. Our patent portfolio also includes patent applications that we have filed on our own technologies, including technologies related to our hemophilia A program. The patents and patent applications in our patent portfolio cover technology used in our own development programs, as well as technology used in our collaboration with Pfizer. We have granted Pfizer an exclusive worldwide license for the development and commercialization of product candidates for the treatment of hemophilia B under the patents and other rights listed below that relate to our SPK-FIX program.
Manufacturing platform
We exclusively in-license three patent application families from CHOP relating to scalable manufacturing for producing high-purity gene therapy vectors. The first family relates to manufacture of our own product candidates as well as the product candidates and development programs that are the subject of our collaboration with Pfizer, and is pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan and Mexico. We expect that patents issuing from these applications, if any, would expire in 2031, excluding any potential patent term extension or adjustment. The second and third application families relate to scalable manufacturing and purification of lentiviral vectors. The second application family is pending in the United States, Australia, Canada, Europe, Hong Kong and Japan. We expect that patents issuing from these applications, if any, would expire in 2032, excluding any potential patent term extension or adjustment. The third application family is pending in the United States, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, Russia, South Africa and South Korea. We expect that patents issuing from these applications, if any, would expire in 2034, excluding any potential patent term extension or adjustment.
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
Ophthalmic indications
In December 2015, we converted a co-exclusive in-license from Penn of certain rights to a U.S. patent co-owned by Penn, Cornell University and the University of Florida that relates to methods of treating patients with LCA due to RPE65 mutations to an exclusive license in the field of use related to the treatment of retinal disorders or diseases caused by a mutation or mutations in the RPE65 gene. This patent is expected to expire in 2022, excluding any potential patent term extension or adjustment. A related continuing application currently is pending with the USPTO. There are no issued patents or pending patent applications outside of the United States that correspond to this patent.

We also in-licensed from CHOP U.S. and Patent Cooperation Treaty, or PCT, patent applications co-owned by CHOP and Penn relating to testing functional vision with a mobility course, which can be used as an assessment tool to assess improvements in vision following treatment of an IRD. We expect that any patents issuing from these applications would expire in 2034, excluding any potential patent term extension or adjustment.
We have exclusively in-licensed a U.S. patent from Penn that relates to a certain plasmid used in the manufacture of SPK-CHM. This patent will expire in 2032 excluding any potential patent term extensions or adjustments. A continuing patent application of this patent is pending.
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

•
A U.S. patent application relating to modified FIX expression cassettes. We expect any patents issuing from this application will expired in 2036, excluding any potential patent term extension or adjustment.

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
Neurodegenerative disorders
We exclusively in-licensed a portfolio of approximately 96 U.S. and foreign patents and patent applications from UIRF that relate to treatment of a broad array of CNS and neurodegenerative diseases.
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
Under the terms of the agreement, we received a $20.0 million upfront payment. In December 2015, we earned a $15.0 million milestone payment and also are eligible to receive up to an additional $245.0 million in aggregate milestone payments under the agreement, $125.0 million of which relate to potential development, regulatory and commercial milestones for the first product candidate to achieve each milestone and $120.0 million of which relate to potential regulatory milestones for additional product candidates. In addition, we are entitled to receive royalties, calculated as a low-teen percentage of net sales of licensed products. The royalties may be subject to certain reductions, including for a specified portion of royalty payments that Pfizer may become required to pay under any third-party license agreements, subject to a minimum royalty. Under the agreement, we remain solely responsible for the payment of license payments payable by us under specified license agreements.
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
We also have entered into a master research services agreement with CHOP under which CHOP supplies us with viral vectors. Under this master research services agreement, we expect to maintain a sufficient supply of clinical-grade gene therapy vectors produced in CHOP’s cGMP clinical facility to meet both our clinical needs and, at our option, our commercial batches to support the commercial launch of SPK-RPE65, if approved. The term of the agreement extends until October 14, 2028 as to services relating to the supply of RPE65 vectors and until June 30, 2018 as to other services, and continues beyond such expiration dates as to work orders executed by the parties prior to the applicable expiration date until the completion of such work orders. We amended this agreement in March 2016 to extend the expiration date for services other than the supply of SPK-RPE65 vectors. We may terminate this agreement upon 30 days’ written notice for any reason, and CHOP may terminate this agreement upon 30 days’ written notice upon uncured material breaches by us of the terms of the agreement or if it reasonably determines that continuation of this agreement will have a materially adverse effect on its legal, regulatory or tax status.
We also entered into an additional licensing agreement with CHOP in November 2015. The licensing agreement supplements our existing license agreement with CHOP by granting us a worldwide exclusive license, with the right to sublicense, to use and practice a provisional patent application related to the production of gene therapies on substantially the same terms and conditions as the existing agreement.
University of Pennsylvania
In December 2015, we converted a co-exclusive license agreement to certain patent rights with Penn, Cornell University and the University of Florida relating to a method of treating and retarding the development of blindness to manufacture and commercialize products covered by the licensed patent rights in the field of research, development, manufacture and commercialization for the diagnosis, treatment, amelioration and prevention of human and animal diseases to an exclusive license in the field of use related to the treatment of retinial disorders or diseases caused by a mutation or mutations in the RPE65 gene. Penn can no longer grant an additional license to a third party with same scope of rights that we have received under our amended license agreement with Penn, including a right to commercialize products covered by the licensed patent rights.

Under the terms of the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products, and to use such efforts to accomplish specified development and commercial launch objectives in accordance with a specified timeline as well as to expend specified resources in the development and commercialization of licensed products. If our total expenditures on development and commercialization of the licensed products in any 12-month period do not meet or exceed the applicable diligence minimum, then we must pay Penn the amount of the shortfall. Under the terms of the agreement, we are obligated to make commercial milestone payments related to the licensed products, which could, in the aggregate, reach a maximum of $3.8 million per licensed product if all milestones are achieved for such licensed product. In addition, we are obligated to pay Penn a low- to mid-single-digit royalty on a country-by-country basis on net sales of licensed products covered by a valid licensed patent claim. Penn controls the prosecution and maintenance of the licensed patent rights. We made an initial cash payment to Penn to cover 50% of Penn’s previously incurred patent expenses relating to the licensed patent rights, with the exception of one patent for which we agreed to reimburse Penn for all such expenses. With respect to that specific patent, we agreed to reimburse Penn for patent expenses arising during the term of the license. This license will expire upon the expiration or abandonment of all of the patents and patent applications subject to the license, the latest of which is currently expected to expire in 2022. Penn may terminate the license upon uncured material breaches by us of the terms of the license or upon the occurrence of certain events, including specified bankruptcy and insolvency events relating to us, or if we commence an action against Penn or any of the co-owners of the licensed patent rights to declare or render invalid or unenforceable the patent rights. We may terminate the license at any time upon giving 60 days’ prior written notice to Penn.
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
University of Iowa Research Foundation
In December 2013, we entered into our a license agreement with UIRF, which we amended in January 2016 to expand the list of patent and patent applications to which we have rights. Under the license agreement, as amended, UIRF granted us an exclusive worldwide license, with the right to sublicense, to a portfolio of approximately 96 gene therapy patents and patent applications owned by UIRF or jointly owned by UIRF and Massachusetts General Hospital related to RNA interference and gene therapy technologies, and to the results of a certain research collaboration among UIRF, Howard Hughes Medical Institute and CHOP, to manufacture and commercialize products covered by the licensed patent rights or discovered, developed, manufactured or commercialized through the use of the research collaboration results. Under the terms of the license agreement, we are obligated to use reasonable efforts to develop and commercialize licensed products. In connection with the agreement, we issued shares of our common stock and made a cash payment of approximately $157,000 to UIRF, and we are obligated to make milestone payments upon the achievement of certain regulatory milestones relating to the licensed products, which could, in the aggregate, reach a maximum of $1.3 million if all milestones are achieved. In addition, we are obligated to pay UIRF a low-single-digit royalty on a country-by-country basis on net sales of licensed products covered by a valid licensed patent claim. Commencing in 2017, we are obligated to pay an aggregate of $40,000 in annual license maintenance fees to UIRF, which are creditable against specified milestone and royalty payment obligations accruing in the same year. The license maintenance fees and royalty rates are subject to increase if we, or any person or entity acting on our behalf, bring any action or claim challenging the validity or enforceability of the licensed patent rights. UIRF is responsible for prosecution and maintenance of the licensed patent rights and we have agreed to reimburse UIRF for reasonable expenses incurred in prosecution and maintenance of the licensed patent rights. Upon mutual agreement between UIRF and us, we could elect to pay some or all of our payment obligations under the license with shares of our common stock.
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
Clearside Biomedical
In April 2015, we entered into a research, license and option agreement with Clearside Biomedical, Inc., or Clearside, under which we entered into a research collaboration with Clearside and acquired an option to obtain an exclusive license to Clearside’s microinjector technology to develop and commercialize gene therapy products delivered using the Clearside technology. Under the agreement, the companies will explore the feasibility of using Clearside’s microinjector technology to deliver viral vectors to the choroid and the retina through the suprachoroidal space. In connection with this agreement, we made an upfront payment of $0.5 million for services to be rendered in the development of licensed products. During the year ended December 31, 2015, we recorded $0.5 million as research and development expense related to the upfront payment.
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
We are aware of companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Annapurna Therapeutics, Applied Genetic Technologies Corporation, or AGTC, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., AveXis, Inc., Abeona Therapeutics Inc., Baxalta Incorporated, Dimension Therapeutics, Inc., GenSight Biologics SA, Horama SAS, Lysogene SAS, MeiraGTx Limited, NightstaRx Ltd., ReGenX Biosciences, LLC, uniQure N.V. and Voyager Therapeutics, Inc. as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
For our particular product candidates, the main competitors include:

•
SPK-RPE65. While no approved pharmacologic agents exist for patients with RPE65-mediated IRDs, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded patients. QLT Inc. completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

•
SPK-CHM. We are aware that NightstaRx Ltd. is developing an AAV-based gene therapy for the treatment of choroideremia. NightstaRx Ltd. has obtained orphan product designation in the United States and the European Union for this product candidate for the treatment of choroideremia and is conducting a Phase 1/2 trial.

•
SPK-FIX. Hemophilia B patients typically are treated by a variety of plasma-derived, recombinant or long-acting products that are produced by a number of companies, including Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Baxalta Incorporated, Dimension Therapeutics Inc. and uniQure N.V.

•
SPK-FVIII. The only therapies currently available for moderate to severe hemophilia A are intravenously administered FVIII protein or its derivatives. The main competitors with product candidates under development to treat hemophilia A include Baxalta Incorporated, BioMarin Pharmaceutical Inc., Dimension Therapeutics Inc. in collaboration with Bayer HealthCare, uniQure N.V., Sangamo Biosciences, Inc., Telethon Institute for Gene Therapy in collaboration with Biogen Inc., Alnylam Incorporated, Novo Nordisk A/S and Roche Holding AG.

•
SPK-TPP1. While there are currently no approved curative therapies for Batten disease, there are a number of companies and academic centers developing enzyme replacement, cell and gene therapies for TPP1 deficiency, including BioMarin Pharmaceuticals Inc., StemCells, Inc. and the Weill Medical College of Cornell University.

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
Government regulation
In the United States, FDA regulates biologic products including gene therapy products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. Applications to FDA are required before conducting human clinical testing of biologic products. Additionally, each clinical trial protocol for a gene therapy product candidate is reviewed by FDA and, in limited instances NIH, through its RAC. FDA approval also must be obtained before marketing of biologic products.
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

•	submission to FDA of an application for an Investigational New Drug exemption, or IND, which allows human clinical trials to begin unless FDA objects within 30 days;

•	approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;

•
performance of adequate and well-controlled human clinical trials according to FDA’s GCP regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to FDA’s fee schedule, effective through September 30, 2016, the user fee for an application requiring clinical data, such as a BLA, is $2,374,200. PDUFA also imposes an annual product fee for biologics ($114,450) and an annual establishment license fee ($585,200) on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.
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

FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, FDA also will determine whether a REMS is necessary to assure the safe use of the product candidate. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; FDA will not approve the BLA without a REMS, if required.
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
European Union regulation and exclusivity
To obtain regulatory approval of an investigational biologic product under European Union regulatory systems, applicants must submit a marketing authorization application, or MAA. The grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to EMA which provides an opinion regarding the application for marketing authorization. European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.
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
Employees
As of March 4, 2016, we had 113 full-time employees, including a total of 39 employees with M.D. or Ph.D. degrees. Of our workforce, 52 employees are engaged in research and development, 32 employees are engaged in manufacturing and 29 employees are engaged in finance, legal, commercial, human resources and general management. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Facilities
We occupy approximately 28,000 square feet of office, laboratory and manufacturing space in Philadelphia, Pennsylvania, under a lease that expires in 2025, with our option for early termination in 2021. We also occupy approximately 14,000 square feet of office space in Philadelphia, Pennsylvania under a sublease that expires in November 2018. In addition, we lease approximately 3,400 square feet of office space in Waltham, Massachusetts, which expires in September 2016. In

February 2016, we entered into a lease for approximately 6,500 square feet of additional office space in Philadelphia for corporate and commercial purposes that expires in 2021.
Corporate Information
We were incorporated in the State of Delaware on March 13, 2013. Our principal executive offices are located at 3737 Market Street Suite 1300 Philadelphia, PA, and our telephone number is (888) 772-7560.
Our corporate website address is www.sparktx.com. Our website is an inactive textual reference and nothing on our website is incorporated by reference in this Annual report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site that contains our public filings with the Securities and Exchange Commission and other information regarding our company, at www.sec.gov. These reports and other information concerning our company may also be accessed at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.
Legal proceedings
We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 5 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks related to our financial position
We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred net losses. Our net losses were $24.3 million and $47.1 million for the year ended December 31, 2014 and 2015, respectively. As of December 31, 2015, we had an accumulated deficit of $128.7 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and a follow-on offering, which closed on December 21, 2015. We received net proceeds from the IPO and follow-on offering of $268.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	prepare our BLA and marketing authorization application, or MAA, for SPK-RPE65 and seek marketing approvals for any of our other product candidates that successfully complete clinical trials;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-CHM and SPK-FIX;

•	initiate additional preclinical studies and clinical triails for our other product candidates;

•	seek to identify additional product candidates;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	further develop our gene therapy platform;

•	expand our medical affairs capabilities;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.
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
We were founded in March 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our most advanced product candidates and establishing collaborations. We have not yet demonstrated the ability to obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.
We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.
Our operations have consumed significant amounts of cash since inception. As of December 31, 2015, our cash and cash equivalents were $293.5 million. Our research and development expenses increased from $16.4 million for the year ended

December 31, 2014 to $46.0 million for the year ended December 31, 2015. We estimate that our cash and cash equivalents as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements into 2019.
Our future capital requirements will depend on many factors, including:

•	the costs of preparing and filing a BLA with FDA and an MMA with EMA for SPK-RPE65;

•	the cost and our ability to establish commercial infrastructure and manufacturing capabilities required to support the launch of SPK-RPE65;

•	whether additional clinical testing is required to secure regulatory approvals for all intended or desired indications of SPK-RPE65;

•	the scope, progress, results and costs of drug discovery, recruitment, laboratory testing, preclinical development and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sale of our products, including amounts reimbursed by government and third party payors should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our current collaboration agreements remaining in effect and our achievement of milestones under those agreements;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other product candidates and technologies.
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
Risks related to the development of our product candidates
Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. At the moment, no gene therapy product has been approved for a genetic disease in the United States and only one such product has been approved in the European Union.
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
In addition, the clinical trial requirements of FDA, European Medicines Agency, or EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only one gene therapy product for a genetic disease, uniQure N.V.’s Glybera, has received marketing authorization from the European Commission. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates. Approvals by the European Commission may not be indicative of what FDA may require for approval.
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. FDA has established the Office of Cellular, Tissue and Gene Therapies within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from U.S. National Institutes of Health, or NIH, also potentially are subject to review by the NIH office of Biotechnology Activities' Recombinant DNA Advisory Committee, or RAC; however, NIH, recently announced that the RAC will soon only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if FDA has reviewed the trial design and details and approved its initiation. Conversely, FDA can put an Investigational New Drug exemption, or IND, on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution, such as CHOP, to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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

The results from our pivotal Phase 3 clinical trial for SPK-RPE65 may not support as broad a marketing approval as we seek, and FDA and EMA may require us to conduct additional clinical trials or evaluate subjects for an additional follow-up period.
While we believe SPK-RPE65 should be applicable for the treatment of patients with any IRD mediated by RPE65 mutations, the results from our pivotal Phase 3 clinical trial for SPK-RPE65, which included only subjects diagnosed with LCA due to RPE65 mutations, may not support as broad a marketing approval as we seek. Even if we obtain regulatory approval for SPK-RPE65, we might obtain marketing approval only to treat patients diagnosed with LCA due to RPE65 mutations, based on the inclusion criteria of the Phase 3 trial and the absence of data for patients diagnosed with RPE65-mediated IRDs other than LCA. If SPK-RPE65 is not approved for RPE65-mediated IRDs other than LCA, we may be required by FDA and EMA to conduct additional clinical trials to support approval of SPK-RPE65 for patients with patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. This could result in our experiencing substantial delays in obtaining, or never obtaining, marketing approval for SPK-RPE65 to treat patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. The inability to market SPK-RPE65 to treat patients with these other clinical classifications would have a material adverse effect on our projected revenues from SPK-RPE65 and our business, financial condition, results of operations and prospects.
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that FDA or other regulatory authorities may not consider the endpoints of our clinical trials, including our Phase 3 clinical trial for SPK-RPE65, to provide clinically meaningful results.
There are no pharmacologic therapies approved to treat IRDs caused by autosomal recessive mutations to the RPE65 gene or mutations to the CHM gene. In addition, there has been limited clinical trial experience for the development of pharmaceuticals to treat IRDs. Certain aspects of IRDs render efficacy endpoints historically used for vision clinical trials less applicable as clinical endpoints. As a result, the design and conduct of clinical trials for these disorders is subject to increased risk.
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
We developed a mobility test of functional vision that measures subjects’ ability to navigate a specially designed course at incrementally reduced lighting conditions. The subjects follow black arrows on white tiles on the floor around the course, while avoiding common obstacles such as waste baskets. This mobility test is designed to measure improvements in peripheral vision and improvements in night blindness. These are two predominant visual deficits in patients with RPE65-mediated IRDs. The mobility test for our pivotal Phase 3 clinical trial of SPK-RPE65 used seven decreasing increments of light designed to correspond to light conditions encountered during daily activities and in common environments, such as the interior of a shopping mall, the inside of a stairwell and an outdoor parking lot at night. We defined our primary efficacy endpoint as the ability to navigate the course accurately within a given timeframe, at one or more lighting levels lower than the level at which a subject previously had been able to complete the course.
At an FDA advisory committee meeting on gene therapy products for the treatment of retinal disorders convened by CBER in June 2011, we presented a summary of our clinical data to date, as well as our then-proposed Phase 3 trial design. In May 2012, reviewers from FDA, CBER and several ophthalmologists from FDA provided feedback on our proposed mobility test stating that improvement in the ability to navigate at a lower lighting condition may represent an improvement in visual function. FDA requested that we justify a change score on the endpoint that would reliably confer clinical benefit and power our trial accordingly. In the protocol for the Phase 3 trial submitted to FDA, we described in detail our primary endpoint based on a change score of positive one or more light levels. FDA allowed our clinical trial to proceed using that endpoint, even though FDA has authority to place a clinical trial on hold if the protocol for an investigation is “clearly deficient” in design to meet its stated objectives. Through continuing dialogue pursuant to the breakthrough therapy designation of SPK-RPE65, we modified the designation of pupillary light reflex to be an exploratory endpoint and the analysis of the mobility test change score for an assigned first eye became a secondary endpoint, resulting in three secondary endpoints: full-field light sensitivity threshold testing, the assigned first eye mobility test change score and visual acuity.
Even though we achieved statistical significance in the pre-specified primary mobility test endpoint and the first two secondary efficacy endpoints, FDA has discretion to reserve judgment on whether the endpoints and the change scores seen in our trial sufficiently demonstrate clinical meaningfulness, including the weight FDA places on the secondary endpoint visual acuity, which was not met to a degree of statistical significance, until FDA reviews our BLA. FDA also weighs the benefits of a product against its risks and FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints.
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
We have limited safety and no clinical efficacy data for the use of SPK-CHM or SPK-FIX in humans. In addition, we have no clinical data demonstrating either the safety or efficacy of our current SPK-FVIII or SPK-TPP1 product candidates in humans. There can be no assurance that the success we achieved in the preclinical studies for any of our product candidates ultimately will result in success in our planned clinical trials. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll than trials for other indications due to the availability of existing treatments. We have experienced slow enrollment in some of our prior hemophilia trials, and we may experience similar delays in any of our current or future clinical trials. In addition, the small number of patients with Batten disease and efforts by competitors to conduct clinical trials for their product candidates in the same indication may hamper our ability to enroll a sufficient number of patients in any future clinical trials of SPK-TPP1. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vectors or our platform or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
We may be unable to obtain additional orphan drug designations or orphan drug exclusivity for any product. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
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
SPK-RPE65 has been granted orphan drug designation by FDA and the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-CHM has been granted orphan drug designation by FDA and the European Commission for the treatment of choroideremia. If we request orphan drug designation for our other current or future product candidates, there can be no assurances that FDA or the European Commission will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval. For example, we are aware that NightstaRx Ltd. also has been granted orphan product designation by the European Commission and FDA for its product candidate for the treatment of choroideremia that is in a Phase 1/2 clinical trial.
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
Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years, and each of our clinical trials for SPK-RPE65, SPK-CHM and SPK-FIX includes a 15-year long-term follow-up phase. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
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
We are aware of companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Annapurna Therapeutics, Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical Inc., Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., AveXis, Inc., Abeona Therapeutics Inc., Baxalta Incorporated, Dimension Therapeutics, Inc., GenSight Biologics S.A., Horama SAS, Lysogene SAS, MeiraGTx Limited, NightstaRx Ltd., REGENEXBIO Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
For our particular programs, the main competitors include:

•
SPK-RPE65. While no approved pharmacologic agents exist for patients with RPE65-mediated IRDs, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded RP patients. QLT Inc. completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

•
SPK-CHM. We are aware that NightstaRx Ltd. is developing an AAV-based gene therapy for the treatment of choroideremia. NightstaRx Ltd. has been granted orphan product designation by the European Commission and FDA for this product candidate for the treatment of choroideremia and is conducting a Phase 1/2 trial.

•
SPK-FIX. Hemophilia B patients typically are treated by a variety of plasma-derived, recombinant or long-acting products that are produced by a number of companies, including Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Baxalta Incorporated, Dimension Therapeutics, Inc. and uniQure N.V.

•
SPK-FVIII. The only therapies currently available for moderate to severe hemophilia A are intravenously administered FVIII protein or its derivatives. The main competitors with product candidates under development to treat hemophilia A include Baxalta Incorporated, BioMarin Pharmaceutical Inc., Dimension Therapeutics Inc. in collaboration with Bayer HealthCare, uniQure N.V., Sangamo Biosciences, Inc., Telethon Institute for Gene Therapy in collaboration with Biogen Inc., Alnylam Incorporated, Novo Nordisk A/S and Roche Holding AG.

•
SPK-TPP1. While there are currently no approved curative therapies for Batten disease, there are a number of companies and academic centers developing enzyme replacement, cell and gene therapies for TPP1 deficiency, including BioMarin Pharmaceuticals Inc., StemCells, Inc. and the Weill Medical College of Cornell University.

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
We have entered into licensing and collaboration agreements with third parties, including our collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates and may enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our and our collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator is responsible could be harmful to the public perception and prospects of our gene therapy platform.
Our global collaboration agreement with Pfizer, into which we entered in December 2014, relates to the development and commercialization of product candidates for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for clinical development through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, seeking regulatory approvals and commercialization.
We may potentially enter into additional collaborations with third parties in the future. Our relationships with collaborators, including Pfizer, and any future collaborations we enter into in the future, may pose several risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	we may not achieve any milestones, or receive any milestone payments, under our collaborations, including milestones and/or payments that we expect to achieve or receive;

•	the clinical trials conducted as part of these collaborations may not be successful;

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
Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
We currently rely, and expect to continue to rely to a significant degree, on CHOP for the production of our clinical trial materials and, therefore, we can control only certain aspects of their activities. We currently have a manufacturing agreement with CHOP, which we recently amended this agreement to provide for continued production of our current and future early stage clinical trials for our other product candidates. Under certain circumstances, CHOP is entitled to terminate its engagement with us. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on CHOP for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If CHOP does not successfully carry out its contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, or if there are disagreements between us and CHOP, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions and the clinical trials required for approval of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As part of our plan to market SPK-RPE65 through a limited number of centers that specialize in treating IRDs, we will need to train additional vitreoretinal surgeons to perform the procedure necessary to administer SPK-RPE65 to patients safely and effectively via sub-retinal injection. This procedure requires significant skill and training. If we are unable to recruit or train sufficient retinal surgeons to perform the procedure properly, the availability of SPK-RPE65 could be substantially diminished, which would adversely affect our business, financial condition, results of operations and prospects.
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
The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
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
Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. For example, one gene therapy product was approved in the European Union in 2012 but is yet to be widely used. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.
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
Gene therapy remains a novel technology, with no gene therapy product approved for a genetic disease to date in the United States and only one gene therapy product for a genetic disease approved to date in the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
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
The collection and use of personal health data in the European Union, presently governed by the provisions of the Data Protection Directive will be replaced with the General Data Protection Regulation, or GDPR, which is currently going through the adoption process. The GDPR will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. The GDPR will also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR will introduce substantial fines for breaches of the data protection rules. It is expected to be formally adopted in 2016 and to become enforceable in 2018. Once it is enforceable, the GDPR may increase our responsibility and liability in relation to personal data that we process. To comply with the new data protection rules imposed by the GDPR we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, certain patents in the field of gene therapy that may have otherwise potentially provided patent protection for certain of our product candidates have expired or will soon expire. In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which we believe precludes our ability to obtain patent protection for certain inventions relating to such work. As a result, we have not sought, and may be unable to seek, patent protection for SPK-CHM to treat choroideremia or for SPK-RPE65 to treat RPE65-mediated IRDs other than LCA. Consequently, we will not be able to assert any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
We are a party to intellectual property license agreements with CHOP, Penn and UIRF, each of which is important to our business, as well as license agreements with Clearside, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. See “Business—Collaboration and license agreements.” If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.
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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our license agreements with CHOP, Penn and UIRF grant us worldwide rights, certain of our in-licensed U.S. patent rights lack corresponding foreign patents or patent applications. For example, we license a U.S. patent from Penn that covers methods of treating patients with LCA due to RPE65 mutations. No patents or patent applications outside the United States corresponding to this patent were ever pursued. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our SPK-RPE65, SPK-CHM, SPK-FIX, SPK-FVIII, and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize product candidates in our SPK-RPE65, SPK-CHM, SPK-FIX, SPK-FVIII, and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.
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
On March 4, 2014, the USPTO issued a guidance memorandum to patent examiners entitled "2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products." On December 6, 2014, a memorandum entitled "2014 Interim Guidance on Subject Matter Eligibility" was published. On July 30, 2015, an update pertaining to patent subject matter eligibility was published by the USPTO. These guidelines instruct USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.
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
We have allowed trademark applications with the USPTO for the mark “SPARK” and the Spark logo, however, a valid statement of use must be filed for such applications to issue as registered trademarks. Whether allowed or registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
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
As of March 4, 2016, our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 38.4% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to exert substantial control over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All lock-up agreements entered into in connection with our following-on offering expire on March 14, 2016. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of March 4, 2016, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of March 4, 2016, we had outstanding options to purchase an aggregate of 4,001,578 shares of our common stock, of which options to purchase 738,539 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

In addition, certain of our employees, executive officers, directors and affiliated stockholders, including Sofinnova Venture Partners VIII, L.P., have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If no additional analysts commence coverage of us, the trading price of our stock could decrease. In addition, although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock or fail to regularly publish reports on us, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
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
As a public company we incur, and particularly after we are no longer an EGC, we will incur further, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties

We occupy approximately 28,000 square feet of office, laboratory and manufacturing space in Philadelphia, Pennsylvania, under a lease that expires in 2025, with our option for early termination in 2021. We also occupy approximately 14,000 square feet of office space in Philadelphia, Pennsylvania under a sublease that expires in November 2018. In addition, we occupy approximately 3,400 square feet of office space in Waltham, Massachusetts under a lease that expires in September 2016. In February 2016, we entered into a lease for approximately 6,500 square feet of additional office space in Philadelphia for corporate and commercial purposes that expires in 2021.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer's Purchase of Equity Securities

Our common stock has been publicly traded on NASDAQ Global Market under the symbol "ONCE" since January 30, 2015. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low
2015
First Quarter (beginning January 30, 2015)	$79.50	$40.16
Second Quarter	78.48	47.01
Third Quarter	71.75	36.96
Fourth Quarter	61.91	39.62
2016
First Quarter (through March 4, 2016)	$44.71	$21.20

On March 4, 2016, the last reported sale price for our common stock on the Nasdaq Global Select Market was $34.53 per share.

Holders
As of March 4, 2016, there were approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in the street name.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Information about our equity compensation plans
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities

We did not sell any shares of our common stock or our preferred stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2015 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.
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

We received aggregate net proceeds from the offering of $168.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of December 31, 2015, the entire amount of the net proceeds is included as cash and cash equivalents.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the period from March 13, 2013 (inception) to December 31, 2013 and for the years ended December 31, 2014 and 2015 and the balance sheet data at December 31, 2014 and 2015, from our audited financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Period from March 13, 2013 (inception) to December 31, 2013		Year ended December 31, 2014	Year ended December 31, 2015
	(in thousands, except per unit/share data)
Statement of operations data:
Revenues	$—		$634	$22,064
Operating expenses:
Research and development	4,897		16,351	46,030
Acquired in-process research and development	50,000		750	—
General and administrative	2,381		7,863	23,352
Total operating expenses	57,278		24,964	69,382
Loss from operations	(57,278)		(24,330)	(47,318)
Interest income	—		5	192
Net loss	(57,278)		(24,325)	(47,126)
Preferred stock dividends	—		(707)	(635)
Net loss applicable to common stockholders	$(57,278)		$(25,032)	$(47,761)
Basic and diluted net loss per common unit/share (1)	$(8.44)	(2)	$(4.64)	$(2.10)
Weighted average basic and diluted common units/shares outstanding (1)	6,788,396	(2)	5,397,599	22,710,105

(1)
See Note 3(j) to our audited financial statements for an explanation of the method used to calculate (a) basic and diluted net loss per common unit/share and weighted average basic and diluted common units/shares outstanding used to calculate the per common unit/share amounts

(2)
Basic and diluted net loss per common unit and weighted average basic and diluted common units outstanding for the period from March 13, 2013 (inception) to December 31, 2013 do not give effect to the one-for-five reverse stock split that became effective on January 16, 2015 as only units of Spark LLC were outstanding during 2013 and the reverse split was not applicable to the units.

	December 31,
	2014	2015
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$74,567	$293,531
Working capital	$61,509	$289,492
Total assets	$90,446	$329,773
Total preferred stock (3)	$82,437	$—
Total stockholders' equity	$55,206	$290,538

(3)	The balance of total preferred stock is included in total stockholders' equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under Item 1A “Risk Factors” and under "Forward-Looking Statements" of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. See “Forward-looking statements.”
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Our product candidates have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. Our initial focus is on treating orphan diseases, and we recently reported statistically significant results in a pivotal Phase 3 clinical trial of our first product candidate targeting rare genetic blinding conditions, which has received both breakthrough therapy and orphan product designation. Based on these positive results, we intend to submit a Biologics License Application, or BLA, for this product candidate with the U.S. Food and Drug Administration, or FDA, in the second half of 2016 as the first step in executing our global regulatory and commercialization strategy.
We also have built a pipeline of product candidates targeting multiple rare blinding conditions, hematologic disorders and neurodegenerative diseases. Our pipeline includes: a product candidate targeting another rare genetic blinding condition currently in a Phase 1/2 clinical trial; product candidates for the treatment of hemophilia with a hemophilia B product candidate currently in a Phase 1/2 clinical trial in collaboration with Pfizer Inc., or Pfizer, and a preclinical product candidate for hemophilia A; a product candidate for the treatment of TPP1 deficiency, a form of Batten disease, for which we commenced Investigational New Drug application, or IND, enabling studies in 2015; and other ophthalmic, hematologic and neurodegenerative disease programs.
Our most advanced product candidate, SPK-RPE65 (voretigene neparvovec), is intended to treat genetic blinding conditions called inherited retinal diseases, or IRDs, caused by non sex-linked, or autosomal recessive, mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRDs are affected by a range of severe visual impairments, notably night blindness, or nyctolopia, that make independent activities of daily living challenging and ultimately lead to blindness. For example, affected children often depend on visual aids to carry out classroom activities while adults with these diseases may face diminished employment opportunities and may be stripped of some of the rewards of parenting, such as watching a child play his or her favorite sport. We estimate that there are approximately 3,500 individuals with RPE65-mediated IRDs in the United States and the five major European markets.
We are pursuing other follow-on product candidates targeting other IRDs, including SPK-CHM for the treatment of choroideremia, or CHM. CHM is an IRD linked to the X-chromosome, which manifests in affected males in childhood as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. For CHM patients, it is often in middle age, when people typically are at or near their greatest income-earning potential, that visual impairment begins to limit independent activities of daily living leading to a severe decrease in vision. CHM ultimately results in blindness. We have completed enrollment of subjects in the second cohort of our dose escalating Phase 1/2 trial for SPK-CHM. To date, SPK-CHM has been well tolerated and we have not observed any product candidate-related serious adverse events in this trial. We have received orphan product designation for SPK-CHM for the treatment of CHM in both the United States and the European Union.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the terms of the agreement, we received a $20.0 million upfront payment in 2014, earned a $15 million milestone payment in December 2015 and are eligible to receive up to an additional $245.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales. Pfizer and we initiated a Phase 1/2 clinical trial of our lead SPK-FIX product candidate in 2015.
In our SPK-FVIII program for the treatment of hemophilia A, we recently nominated a lead product candidate that has demonstrated production of therapeutic levels of Factor VIII in multiple preclinical models at doses that have been safely delivered to humans in hemophilia B studies. We retain global commercialization rights to the SPK-FVIII program.
We are developing a lead neurodegenerative disease product candidate in our SPK-TPP1 program that has demonstrated compelling preclinical proof-of-concept data for the treatment of TPP1 deficiency, a form of Batten disease, a fatal neurological disorder involving mutations of the TPP1 gene, also known as the CLN2 gene, that begins in early childhood. We initiated IND-enabling studies for our lead SPK-TPP1 product candidate in 2015.
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
We were formed as AAVenue Therapeutics, LLC, a Delaware limited liability company, on March 13, 2013. On October 14, 2013, we acquired or exclusively in-licensed the commercial and development rights to certain clinical and preclinical programs and intellectual property from The Children’s Hospital of Philadelphia, or CHOP, and University of Iowa Research Foundation, or UIRF, and in-licensed additional intellectual property from the University of Pennsylvania, or Penn. On October 15, 2013, we changed our name to Spark Therapeutics, LLC. On May 2, 2014, we converted from a Delaware limited liability company into a Delaware corporation, pursuant to which we changed our name to Spark Therapeutics, Inc.
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $128.7 million as of December 31, 2015. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the years ended December 31, 2014 and 2015, we incurred $16.4 million and $46.0 million of research and development expenses, respectively, and $7.9 million and $23.4 million of general and administrative expenses, respectively.
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
Through December 31, 2015, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $350.7 million. On February 4, 2015, we closed our initial public offering, or IPO, whereby we sold 8,050,000 shares of common stock, inclusive of 1,050,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $23.00 per share. Our shares began trading on January 30, 2015. The aggregate net proceeds received by us from the IPO were $168.9 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock, including accrued dividends, converted into 10,200,500 shares of common stock.
On December 28, 2015, we closed a follow-on offering whereby we sold 2,266,995 shares of common stock at a price to the public of $47.00 per share. The aggregate net proceeds received by us from the follow-on offering were $99.4 million, net of underwriting discounts and commissions and offering expenses payable by us.
Financial operations overview
Revenue
To date, we have not generated any revenues from product sales. Our revenues have been derived from collaboration agreements.
In March 2014, we entered into a development and manufacturing agreement with Genable Technologies Ltd, or Genable, in which we will be the exclusive manufacturer and provide development advice and expertise in the ongoing development of Genable’s lead therapeutic product candidate, RhoNova, to treat rhodopsin-linked autosomal dominant retinitis pigmentosa, or RP, or RHO-adRP. RHO-adRP is an IRD that is a genetic subtype of RP that results in severe vision loss and often blindness. Under the agreement, we granted Genable a license to certain AAV vector manufacturing patents and as consideration for the license grant and certain development consulting services we have agreed to provide Genable, we are eligible to earn development milestone payments and mid-single-digit royalties on any future product sales of RhoNova. We also entered into a manufacturing agreement with Genable under which we will receive payment for the manufacture and supply of RhoNova. During the years ended December 31, 2014 and 2015, we recognized $20,000 and $0.9 million, respectively, of revenue from Genable. In March 2016, we acquired Genable, See Note 13 in our Notes to Financial Statements for more information.

In April 2014, we entered into discussions with a pharmaceutical company concerning a potential manufacturing technology agreement. We received a one-time, nonrefundable payment of $1.0 million for engaging in due diligence. We concluded discussions on a potential arrangement with the pharmaceutical company in the first quarter of 2015 and, as a result, we recognized the nonrefundable payment of $1.0 million as revenue in the year ended December 31, 2015.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. In December 2015, we earned a $15.0 million milestone payment. During the years ended December 31, 2014 and 2015, we recognized $0.6 million and $20.2 million, respectively, of revenue, as of December 31, 2015, there was $5.2 million and $9.0 million of current and long-term deferred revenue, respectively, included on our balance sheet related to this payment.
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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	completion of non-IND studies required to support the SPK-RPE65 program, including a natural history study;

•	expanding our medical affairs group;

•	certain pre-launch activities for SPK-RPE65;

•	proposed regulatory submissions for SPK-RPE65;

•	the Phase 1/2 clinical trial for SPK-CHM;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates, which are in development in collaboration with Pfizer;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs for hemophilia A, TPP1 deficiency and other liver and neurodegenerative diseases; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.
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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate continued increases in expenses related to costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. Additionally, prior to the potential regulatory approval of our first product candidate, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to sales and marketing.
Income taxes
From inception through May 1, 2014, we were a limited liability company for federal and state tax purposes and, therefore, all items of income or loss through May 1, 2014 flowed through to the members of the limited liability company. Effective May 2, 2014, we converted from a limited liability company to a C corporation for federal and state income tax purposes. Accordingly, prior to the conversion to the C corporation, we did not record deferred tax assets or liabilities or have any net operating loss carryforwards. At December 31, 2014 and 2015, we concluded that a full valuation allowance is necessary for our deferred tax assets.
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
Revenue recognition
Our recognized revenues to date are primarily from our Pfizer agreement. We account for revenue arrangements that contain multiple deliverables in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, Revenue Recognition for Arrangements with Multiple Elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

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
Research and development costs and expenses
Research and development costs are expensed as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We determine accrual estimates based on estimates of the services received and efforts expended that take into account discussion with applicable personnel and service providers as to the progress or state of completion of trials. Our clinical trial accrued and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts we actually incur, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. When contracts for outside research or testing require advance payment, they are recorded on the balance sheet as prepaid items and expensed when the service is provided or reaches a specific milestone outlined in the contract.
Stock-based compensation
We issue stock-based awards to employees and non-employees, generally in the form of stock options. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the statements of operations based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be remeasured at fair value as the award vests.
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
We use the Black-Scholes option-pricing model to value our stock options. Use of this valuation methodology requires management to apply judgment and make estimates, including:
•the volatility of our common stock;
•the expected term of our stock options;
•the risk-free rate for a period that approximates the expected term of our stock options;
•the expected dividend yield; and

•the fair value of our common stock on date of grant.
As a privately held company prior to January 2015 with a limited operating history, we used comparable public companies to estimate our expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to ours including technology, enterprise value, risk profile, position within the industry and with historical price information sufficient to meet the expected life of our stock-based awards. We intend to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available. The expected term is based on the simplified method provided by SEC guidance. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin, or SAB, No. 107, Stock-based Payment, to calculate the expected term of stock option grants to employees, as we do not have sufficient history to provide a reasonable basis upon which to make an estimate. The risk-free interest rate is based on the U.S. Treasury yield curve with a remaining term equal to the expected life assumed at grant. We utilize a dividend yield of zero, based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
We historically have granted restricted stock and stock options at exercise prices not less than the fair value of our common stock. As there was no public market for our common stock prior to January 2015, the estimated fair value of our common stock had been determined contemporaneously by our board of directors utilizing independent third-party valuations prepared in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid for financial reporting purposes.
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
JOBS Act
As an “emerging growth company”, or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we have elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-EGCs.
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
Revenues
We did not recognize any revenue in 2013. In the year ended December 31, 2014, we recognized $0.6 million of revenue, primarily associated with our Pfizer agreement.
Research and development expenses
Our research and development expenses for the period March 13, 2013 (inception) to December 31, 2013 were $4.9 million and for the year ended December 31, 2014 were $16.4 million. The $11.5 million increase was due to a $7.4 million increase in internal research and development expenses, due primarily to significantly increased headcount, and a $4.0 million increase in external research and development expenses, primarily for clinical trials for SPK-RPE65 and SPK-CHM and a predecessor product candidate under our SPK-FIX program, as well as preclinical studies for our SPK-CHM and SPK-FIX programs and research and development of other product candidates.
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
Comparison of the years ended December 31, 2014 and 2015

	Year ended December 31,
	2014	2015
	(in thousands)

Revenues	$634	$22,064
Operating expenses:
Research and development	16,351	46,030
Acquired in-process research and development	750	—
General and administrative	7,863	23,352
Total operating expenses	24,964	69,382
Loss from operations	(24,330)	(47,318)
Interest income	5	192
Net loss	$(24,325)	$(47,126)
Revenues
In the year ended December 31, 2014 we recognized $0.6 million of revenue primarily associated with our Pfizer agreement. In the year ended December 31, 2015, we recognized $22.1 million in revenue, of which $20.2 million was associated with our Pfizer agreement, and included a $15.0 million milestone payment. The other revenue we recognized was $1.0 million of a non-refundable payment after we concluded discussions on a potential agreement with a pharmaceutical company and $0.9 million in revenue associated with our Genable agreement.
Research and development expenses
Our research and development expenses for the year ended December 31, 2014 were $16.4 million and for the year ended December 31, 2015 were $46.0 million. The $29.6 million increase was due to a $24.3 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $5.3 million in external research and development expenses, primarily from an increase of $2.1 million in expenses related to clinical trials for SPK-RPE65, SPK-CHM and SPK-FIX, and an increase of $3.2 million for other product candidates to support our advancing and expanding pipeline.

The following table summarizes our research and development expenses by product candidate or program for the years ended December 31, 2014 and 2015:

	Year ended December 31,
	2014	2015
	(in thousands)
External research and development expenses:
SPK-RPE65	$4,404	$5,096
SPK-CHM	915	2,162
SPK-FIX	2,263	2,513
Other product candidates	1,090	4,286
Total external research and development expenses	8,672	14,057
Total internal research and development expenses	7,679	31,973
Total research and development expenses	$16,351	$46,030
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.
Acquired in-process research and development expense
Our acquired in-process research and development expense for the year ended December 31, 2014 was $0.8 million. This amount represents the fair value of the vested shares of common stock issued to Penn which are subject to certain milestone-based vesting conditions, in consideration for our acquisition of certain rights and property. We recognized this amount as acquired-in-process research and development because additional research and development efforts and marketing approval are required in order to commercialize the licensed technology. Our acquired in-process research and development expense for the year ended December 31, 2015 was zero.
General and administrative expenses
Our general and administrative expenses for the year ended December 31, 2014 were $7.9 million and for the year ended December 31, 2015 were $23.4 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $15.5 million increase primarily was due to increased legal, insurance, professional fees and other operating costs as a result of becoming a public company and increased headcount, including stock-based compensation.
Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Period from March 13, 2013 (inception) to December 31, 2013	Year ended December 31,
		2014	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,139)	$10,386	$(47,478)
Investing activities	—	(11,697)	(4,522)
Financing activities	5,139	75,878	270,964
Net increase in cash and cash equivalents	$—	$74,567	$218,964
Net cash (used in) provided by operating activities
The net cash used in operating activities was $5.1 million from inception through December 31, 2013, and consisted of a net loss of $57.3 million, adjusted for non-cash items including the acquired-in-process research and development of $50.0 million, stock-based compensation expense of $0.6 million and an increase of $1.5 million in accrued expenses.
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
The net cash used in operating activities was $47.5 million for the year ended December 31, 2015, and consisted of a net loss of $47.1 million adjusted for non-cash items, including depreciation expense of $1.7 million, stock-based compensation expense of $13.6 million, non-cash rent expense of $0.2 million and a net increase in operating assets and liabilities of $15.8 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $6.6 million, of which $5.2 million is related to our Pfizer agreement, $1.0 million is related to the non-refundable payment received for engaging in due diligence with a potential manufacturing technology partner and $0.4 million is related to our Genable agreement, and an increase of $6.7 million in accounts payable and accrued expenses and an increase of $17.5 million in prepaid expenses and other assets primarily due to the $15.0 million milestone receivable earned from Pfizer in December 2015.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2014 was $11.7 million consisting of costs related to the purchase of property and equipment.
Net cash used in investing activities for the year ended December 31, 2015 was $4.5 million, consisting of costs related to the purchase of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities from inception through December 31, 2013 was $5.1 million, consisting of the sale to CHOP of Series A preferred units for $10.0 million, less the $4.9 million receivable due from CHOP at December 31, 2013.
Net cash provided by financing activities for the year ended December 31, 2014 was $75.9 million, consisting of the collection of the $4.9 million receivable from CHOP and the $72.4 million of proceeds from the issuance of Series B preferred stock, offset by transaction costs of $1.4 million relating to our IPO in February 2015.
Net cash provided by financing activities for the year ended December 31, 2015 was $271.0 million, consisting of $270.4 million of proceeds from the issuance of common stock in our IPO that closed in February 2015 and our follow-on offering that closed in December 2015, net of expenses paid and $1.1 million from the exercise of stock options during the year. This was partially offset by our repurchase of stock for tax withholding obligations on restricted stock that vested during 2015.
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
The expected use of our cash and cash equivalents of $293.5 million as of December 31, 2015 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents.
Based on our planned use of our cash and cash equivalents, we estimate that such funds will be sufficient to enable us to complete the submission of a BLA and prepare for commercialization of SPK-RPE65, complete our Phase 1/2 trial for SPK-CHM, substantially complete our planned Phase 1/2 trial for our lead SPK-FIX product candidate in collaboration with Pfizer, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2019. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaboration with Pfizer. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2015:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$18,118	$1,998	$3,903	$3,425	$8,792
Total(2)	$18,118	$1,998	$3,903	$3,425	$8,792

(1)	Operating lease obligations reflect our obligation to make payments in connection with leases for our corporate headquarters and our office in Waltham, Massachusetts.

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

 Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.  This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We elected to early-adopt this update on a retrospective basis. The adoption of this update had no effect on the our results of operations.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had cash and cash equivalents of $293.5 million, consisting of investments in cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-20 of this Annual Report of Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accouting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for "emerging growth companies".
Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On March 10, 2016 we entered into a first amendment to our master research services agreement with CHOP.  Pursuant to such amendment,  the termination date for services to be provided by CHOP for services other than those relating to the supply of RPE65 vectors was extended from July 1, 2015 to June 30, 2018.  See Part I, “Item 1. Business-Collaboration and license agreements-In-license agreements-The Children’s Hospital of Philadelphia” of this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Goverance.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information that will be contained in Proxy Statement for our 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements listed in the Index to the Financial Statements beginning on F-1 are filed as part of this Annual Report on Form 10-K.

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

Spark Therapeutics, Inc.
Index to financial statements

Audited financial statements	Page

Report of independent registered public accounting firm	F-2
Balance sheets as of December 31, 2014 and December 31, 2015	F-3
Statements of operations for the period from March 13, 2013 (inception) through December 31, 2013 and for the years ended December 31, 2014 and 2015	F-4
Statements of members'/ stockholders equity for the period from March 13, 2013 (inception) through December 31, 2013 and for the years ended December 31, 2014 and 2015	F-5
Statements of cash flows for the period from March 13, 2013 (inception) through December 31, 2013 and for the years ended December 31, 2014 and 2015	F-7
Notes to financial statements	F-8

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Spark Therapeutics, Inc.:
We have audited the accompanying balance sheets of Spark Therapeutics, Inc. (formerly Spark Therapeutics, LLC) (the Company) as of December 31, 2014 and 2015, and the related statements of operations, members’/stockholders’ equity and cash flows for the period from March 13, 2013 (inception) through December 31, 2013 and the years ended December 31, 2014 and December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spark Therapeutics, Inc. as of December 31, 2014 and 2015, and the results of its operations and its cash flows for the period from March 13, 2013 (inception) through December 31, 2013 and the years ended December 31, 2014 and December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2016

Spark Therapeutics, Inc.
Balance sheets

	December 31, 2014	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$74,566,963	$293,530,590
Other receivables	244,393	16,944,568
Prepaid expenses and other current assets	2,551,912	1,132,626
Total current assets	77,363,268	311,607,784
Property and equipment, net	12,674,372	16,999,445
Other assets	408,211	1,165,285
Total assets	$90,445,851	$329,772,514
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,676,697	$9,687,594
Accrued expenses	3,163,154	6,529,263
Current portion of deferred rent	—	715,959
Current portion of deferred revenue	10,014,377	5,182,835
Total current liabilities	15,854,228	22,115,651
Long-term deferred rent	8,618,489	8,084,509
Long-term deferred revenue	10,767,414	9,034,559
Total liabilities	35,240,131	39,234,719
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding at December 31, 2014 and 2015, respectively	—	—
Series A convertible preferred stock, $0.001 par value. Authorized, issued and outstanding, 5,000,000 shares at December 31, 2014; no shares authorized, issued or outstanding as of December 31, 2015	10,000,000	—
Series B convertible preferred stock, $0.001 par value. Authorized, issued and outstanding, 45,186,334 shares at December 31, 2014; no shares authorized, issued or outstanding, at December 31, 2015	72,437,203	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued and outstanding, 6,290,317 shares at December 31, 2014; 27,082,493 shares issued and 27,073,287 outstanding at December 31, 2015	6,290	27,083
Additional paid-in capital	54,364,833	419,791,732
Treasury stock, at cost 9,206 shares at December 31, 2015	—	(552,636)
Accumulated deficit	(81,602,606)	(128,728,384)
Total stockholders’ equity	55,205,720	290,537,795
Total liabilities and stockholders’ equity	$90,445,851	$329,772,514

See accompanying notes to financial statements.

F-4

Spark Therapeutics, Inc.
Statements of operations

	Period from March 13, 2013 (inception) to December 31,	For the Year Ended December 31,
	2013	2014	2015
Revenues	$—	$633,932	$22,063,674
Operating expenses:
Research and development	4,897,152	16,351,005	46,029,314
Acquired in-process research and development	50,000,000	750,000	—
General and administrative	2,380,645	7,863,256	23,352,171
Total operating expenses	57,277,797	24,964,261	69,381,485
Loss from operations	(57,277,797)	(24,330,329)	(47,317,811)
Interest income	—	5,520	192,033
Net loss	(57,277,797)	(24,324,809)	(47,125,778)
Preferred stock dividends	—	(707,342)	(634,794)
Net loss applicable to common stockholders	$(57,277,797)	$(25,032,151)	$(47,760,572)
Basic and diluted net loss per common share	$(8.44)	$(4.64)	$(2.10)
Weighted average basic and diluted common shares outstanding	6,788,396	5,397,599	22,710,105

See accompanying notes to the financial statements.

Spark Therapeutics, Inc.
Statement of members'/stockholders’ equity
Period from March 31, 2013 (inception) to December 31, 2013 and for the year ended December 31,2014

	Series A convertible preferred		Common		Series A convertible preferred stock		Series B convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common units in connection with license and technology agreements	—	$—	25,000,000	$50,000,000	—	$—	—	$—	—	$—	$—	$—	$50,000,000
Issuance of Series A convertible preferred units	5,000,000	10,000,000	—	—	—	—	—	—	—	—	—	—	10,000,000
Issuance of restricted common units	—	—	5,870,000	—	—	—	—	—	—	—	—	—	—
Common membership units compensation expense	—	—	—	646,585	—	—	—	—	—	—	—	—	646,585
Net loss											—	(57,277,797)	(57,277,797)
Balance, December 31, 2013	5,000,000	10,000,000	30,870,000	50,646,585	—	—	—	—	—	—	—	(57,277,797)	3,368,788
Issuance of restricted units, net of forfeitures	—	—	1,040,667	—	—	—	—	—	—	—	—	—	—
Conversion from LLC to C corporation	(5,000,000)	(10,000,000)	(31,910,667)	(50,646,585)	5,000,000	10,000,000	—	—	6,090,317	6,090	50,640,495	—	—
Issuance of Series B convertible preferred stock, net of transaction cost of $312,795	—	—	—	—	—	—	45,186,334	72,437,203	—	—	—	—	72,437,203
Issuance of common stock in connection with license agreement	—	—	—	—	—				200,000	200	749,800	—	750,000
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,974,538	—	2,974,538
Net loss	—	—	—	—	—							(24,324,809)	(24,324,809)
Balance, December 31, 2014	—	$—	—	$—	5,000,000	$10,000,000	45,186,334	$72,437,203	6,290,317	$6,290	$54,364,833	$(81,602,606)	55,205,720
See accompanying notes to financial statements.

Spark Therapeutics, Inc.
Statement of members'/stockholders’ equity

 For the year ended December 31, 2015

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock in treasury		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2014	5,000,000	$10,000,000	45,186,334	$72,437,203			6,290,317	$6,290	$54,364,833	$(81,602,606)	$55,205,720
Conversion of Series A preferred stock and dividends to common stock upon initial public offering	(5,000,000)	(10,000,000)	—	—	—	—	1,016,219	1,016	9,998,984	—	—
Conversion of Series B preferred stock and dividends to common stock upon initial public offering	—	—	(45,186,334)	(72,437,203)	—	—	9,183,831	9,184	72,428,019	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	10,316,995	10,317	268,311,626	—	268,321,943
Issuance of common stock for services	—	—	—	—	—	—	3,556	4	193,905	—	193,909
Issuance of restricted stock	—	—	—	—	—	—	49,750	50	(50)	—	—
Purchase of common stock in treasury	—	—	—	—	9,206	(552,636)	—	—	—	—	(552,636)
Exercise of stock options	—	—	—	—	—	—	221,825	222	1,115,821	—	1,116,043
Stock-based compensation expense	—	—	—	—	—	—	—	—	13,378,594	—	13,378,594
Net loss	—	—	—	—	—	—	—	—	—	(47,125,778)	(47,125,778)
Balance, December 31, 2015	—	$—	—	$—	9,206	(552,636)	27,082,493	$27,083	$419,791,732	$(128,728,384)	$290,537,795

See accompanying notes to financial statements.

Spark Therapeutics, Inc.
Statements of cash flows

	Period from March 13, 2013 (inception) to December 31,	For the Year ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net loss	$(57,277,797)	$(24,324,809)	$(47,125,778)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncash rent expense	—	617,114	181,979
Depreciation and amortization expense	—	169,790	1,732,983
Acquired in-process research and development	50,000,000	750,000	—
Stock-based compensation expense	646,585	2,974,538	13,572,503
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	(670,309)	(1,627,602)
Other receivables	—	(144,393)	(16,700,175)
Accounts payable and accrued expenses	1,492,497	2,331,282	9,052,260
Deferred rent	—	7,901,375	—
Deferred revenue	—	20,781,791	(6,564,397)
Net cash (used in) provided by operating activities	(5,138,715)	10,386,379	(47,478,227)
Cash flows from investing activities:
Purchases of property and equipment	—	(11,696,962)	(4,521,769)
Net cash used in investing activities	—	(11,696,962)	(4,521,769)
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred units	5,138,715	4,861,285	—
Proceeds from issuance of Series B convertible preferred stock, net	—	72,437,203	—
Financing costs	—	(1,420,942)	—
Repurchase of common stock	—	—	(552,636)
Proceeds from exercise of options	—	—	1,116,043
Proceeds from public offerings of common stock, net	—	—	270,400,216
Net cash provided by financing activities	5,138,715	75,877,546	270,963,623
Net increase in cash and cash equivalents	—	74,566,963	218,963,627
Cash and cash equivalents, beginning of period	—	—	74,566,963
Cash and cash equivalents, end of period	$—	$74,566,963	$293,530,590
Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$—	$868,872	$657,331
Property and equipment purchases included in accounts payable and accrued expenses	$—	$1,147,200	$2,683,487

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
(a) Initial Public Offering (IPO)
On February 4, 2015, the Company closed its IPO, having sold 8,050,000 shares of common stock at an IPO price of $23.00 per share, for aggregate gross proceeds of $185.2 million. The Company received net proceeds from the IPO of $168.9 million, after deducting underwriting discounts and commissions and other offering expenses. As part of the IPO, all of the outstanding shares of preferred stock, including shares of preferred stock issued as accrued dividends, were converted into an aggregate of 10,200,050 shares of common stock.
On December 28, 2015, the Company completed its follow-on public offering, having sold 2,266,995 shares of common stock at a offering price of $47.00 per shares, for aggregate gross proceeds of $106.5 million. The Company received net proceeds from the public offering of $99.4 million, after deducting underwriting discounts and commissions and other offering expenses.

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $128.7 million at December 31, 2015. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its product candidates.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

(b) Fair value of financial instruments
Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents, other receivables and accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

(c) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2014 and 2015 consisted primarily of money market funds.

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

Spark Therapeutics, Inc.
Notes to financial statements

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

(f) Income taxes
From inception through May 1, 2014, the Company was a Delaware LLC for federal and state tax purposes and, therefore, all items of income or loss through May 1, 2014 flowed through to the members of the LLC. Effective May 2, 2014, the Company converted from an LLC to a C corporation for federal and state income tax purposes. Accordingly, prior to the conversion to a C corporation, the Company did not record deferred tax assets or liabilities or have any net operating loss carryforwards. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2015, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets.

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

Spark Therapeutics, Inc.
Notes to financial statements

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

•
the milestone is commensurate with either: (1) the performance required to achieve the milestone or (2) the enhancement of the value of the delivered items resulting from the performance required to achieve the milestone;

•	the milestone relates solely to past performance; and

•	the milestone payment is reasonable relative to all of the deliverables and payment terms within the agreement.
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

(h) Stock-based compensation and fair value of stock
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.
The Company’s stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to non-employees with service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.
The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock units to non-employees are adjusted through share-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed over the vesting period.
The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option pricing model, which requires the input of and subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

Spark Therapeutics, Inc.
Notes to financial statements

The Company also is required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.
Consistent with the guidance in FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, the fair value of each non-employee stock option and restricted stock award is estimated at the date of grant using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life.

(i) Recapitalization
On January 16, 2015, the Company effected a reverse stock split of the Company’s common stock at a ratio of one share for every five shares previously held. All common stock share and common stock per share data included in these financial statements reflect the reverse stock split.

(j) Net loss per common share
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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average units/shares outstanding as of December 31, 2014 and 2015 as they would be anti-dilutive:

	Period from March 13, 2013 (inception) to December 31,	December 31,
	2013	2014	2015
Convertible preferred units	5,000,000	—	—
Unvested restricted common units	5,370,000	—	—
Convertible preferred shares	—	10,037,255	—
Unvested restricted common shares	—	578,994	373,655
Options issued and outstanding	—	2,264,497	3,071,372
Amounts in the table above reflect the common stock equivalents of the noted instruments.

(k) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which was May 1, 2014 for the Company’s corporate headquarters. Tenant improvement allowances from the lessor are included in the accompanying balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of December 31, 2015 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

(l) Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.  This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods

Spark Therapeutics, Inc.
Notes to financial statements

presented. The Company elected to early-adopt this update on a retrospective basis. The adoption of this update had no effect on the Company's results of operations.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not evaluated the impact of the updated guidance on the Company's financial statements.
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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2014:
Assets:
Money market funds (included in cash and cash equivalents)	$74,025,841	—	—
At December 31, 2015:
Assets:
Money market funds (included in cash and cash equivalents)	$293,530,590	—	—

(5) Property and equipment, net
Property and equipment consist of the following:

	December 31,
	2014	2015
Laboratory equipment	$2,961,494	$4,415,121
Computer and software	52,710	158,280
Furniture and fixtures	290,818	470,151
Office equipment	59,635	72,308
Leasehold improvements	5,113,269	11,274,721
Construction in progress	4,366,236	2,511,636

Property and equipment, gross	12,844,162	18,902,217
Less accumulated depreciation and amortization	(169,790)	(1,902,772)

Property and equipment, net	$12,674,372	$16,999,445

Spark Therapeutics, Inc.
Notes to financial statements

Depreciation and amortization expense was $0.2 million and $1.7 million for the years ended December 31, 2014 and 2015, respectively.

(6) Accrued expenses
Accrued expenses consist of the following:

	December 31,
	2014	2015
Compensation and benefits	$1,385,013	$4,880,239
Consulting and professional fees	1,327,942	432,346
Research and development	247,448	978,156
Other	202,751	238,522
	$3,163,154	$6,529,263
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
May 2014 conversion to C corporation
Upon conversion of the Company into a C corporation in May 2014, each outstanding Series A Unit converted into one share of Series A convertible preferred stock (Series A Stock).
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
(b) Common
Through May 1, 2014, the Board designated Series 1 Units, Series 2 Units and Series 3 common units (Series 3 Units). Upon conversion of the Company into a C corporation in May 2014, each outstanding Series 1 Unit converted into 0.2 shares (post-split) of common stock, each outstanding Series 2 Unit converted into 0.2 shares (post-split) of common stock and each outstanding Series 3 Unit converted into 0.03883773 shares (post-split) of common stock. In 2013 and 2014, the Company issued Series 2 Units and Series 3 Units to various employees, directors and consultants of the Company with specified vesting provisions. In connection with the conversion to a C corporation, the units converted to common stock. The vesting terms of the common stock vary, but primarily, shares vest 25% on the first anniversary of the vesting commencement date and then quarterly over three years, with accelerated vesting in the event of a change in control, as defined. Any unvested shares are forfeited in the event that the individual ceases to provide services to the Company. Upon conversion, the vesting terms of the previously issued equity remained consistent.
During 2013, the Company recorded compensation expense of $0.1 million and $0.6 million in general and administrative expense and research and development expense, respectively, related to the restricted units. For the year ended December 31, 2014, the Company recorded compensation expense of $1.2 million and $1.0 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the year ended December 31, 2015, the

Spark Therapeutics, Inc.
Notes to financial statements

Company recorded compensation expense of $0.1 million and $1.8 million in general and administrative expense and research and development expense, respectively, related to the restricted shares.
In December 2014, 200,000 restricted shares of common stock were issued to The Trustees of the University of Pennsylvania (Penn) in connection with a license agreement (Note 9). The shares are subject to certain milestone-based vesting conditions and had a grant date fair value of $1.5 million. The Company recorded in-process research and development expense of $0.8 million during the year ended December 31, 2014. No milestone vesting conditions were achieved in 2015.
At December 31, 2015, there was $1.8 million of unrecognized compensation expense related to the restricted common shares which is expected to be recognized over a weighted-average period of 1.4 years.
The following table summarizes restricted stock activity for the instruments discussed above:

	Number of units/shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2013	5,370,000	$0.75
Units granted	1,210,667	$0.32
Units vested	(526,667)	$0.81
Units forfeited	(170,000)	$0.84
Conversion to C Corporation and effect of reverse stock split	(5,294,713)	$—
Shares granted	200,000	$7.50
Shares vested	(210,293)	$5.61
Nonvested shares at December 31, 2014	578,994	$4.46
Shares vested	(230,439)	$3.87
Nonvested shares at December 31, 2015	348,555	$4.83
(8) Stock incentive plans
In May 2014, the Company established the 2014 Stock Incentive Plan (the 2014 Plan), which allows for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and other stock awards of the Company’s common stock to employees, officers, directors, consultants and advisors. In January 2015, upon the IPO, the 2014 plan was terminated and the 209,500 shares available for future grants under the 2014 Plan were rolled into the 2015 Stock Incentive Plan (the 2015 Plan).
In January 2015, the Company established the 2015 Plan, which became effective immediately prior to the closing of the IPO. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. Under the 2015 Plan, the number of shares of common stock reserved for issuance is the sum of: (1) 1,830,000 plus; (2) the number of shares (up to 2,543,299 shares) equal to the sum of the number of shares of common stock then available for issuance under the 2014 Plan and the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,724,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of such fiscal year and an amount determined by the board of directors. As of December 31, 2015, 970,275 shares were available for future grants under the 2015 Plan.
In January 2015, the Company established the 2015 employee stock purchase plan (the 2015 ESPP), which became effective immediately prior to the closing of the IPO. The 2015 ESPP initially will provide participating employees with the opportunity to purchase an aggregate of 220,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2015 ESPP automatically will increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2026, in an amount equal to the lowest of: (1) 440,000 shares of common stock; (2) 1% of the total number of shares of common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the board of directors. No shares were issued under the 2015 ESPP as of December 31, 2015.

Spark Therapeutics, Inc.
Notes to financial statements

The following table summarizes stock option activity:

	Number of shares	Weighted- average exercise price	Aggregate intrinsic value(a)
Outstanding at December 31, 2013	—	$—
Granted	2,357,505	$4.48
Forfeited	(93,008)	$3.45
Outstanding at December 31, 2014	2,264,497	$4.52
Granted	1,031,700	$59.80
Exercised	(221,825)	$5.03
Forfeited	(3,000)	$75.57
Outstanding at December 31, 2015	3,071,372	$22.99
Vested at December 31, 2015	599,814	$4.31	$24,590,030
Vested at December 31, 2015 and expected to vest	3,027,793	$22.44	$86,791,237
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock.
The weighted average remaining contractual term of options outstanding as of December 31, 2015 is 8.8 years. The weighted average remaining contractual term of options exercisable as of December 31, 2015 is 8.6 years.
During the year ended December 31, 2014, the Company recorded compensation expense of $0.3 million and $0.5 million in research and development expense and general and administrative expense, respectively, related to stock options. During the year ended December 31, 2015, the Company recorded compensation expense of $3.9 million and $5.9 million in research and development expense and general and administrative expense, respectively, related to stock options.
At December 31, 2015, there was $36.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.1 years.
The weighted average grant date fair value of the options granted in 2014 and 2015 was $3.25 and $40.51 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2015
Expected volatility	87.6%	76.8%
Risk-free interest rate	1.90%	1.67%
Expected term (in years)	6.02	6.10
Expected dividend yield	0.0%	0.0%
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2014	—	—
Shares granted	49,750	$60.03
Shares vested	(24,650)	$60.03
Nonvested shares at December 31, 2015	25,100	$60.03

Spark Therapeutics, Inc.
Notes to financial statements

The Company issued a restricted stock grant to certain employees totaling 49,750 shares in November 2015. The vesting provisions of this grant are based on the acheivement of certain Company milestones. During the year ended December 31, 2015, the Company recorded compensation expense of $1.1 million and $0.6 million in research and development expense and general and administrative expense, respectively, related to restricted common stock.

At December 31, 2015, there was $1.3 million of unrecognized compensation expense related to the performance-based restricted common stock.
(9) Commitments and contingencies
(a) Leases

In March 2014, the Company entered into an operating lease for laboratory and office space at its corporate headquarters in Philadelphia, PA, through October 2025. Under this lease, the Company received $8.0 million of tenant improvement allowances during 2014. As of December 31, 2015, $8.1 million is recorded as long-term deferred rent and $0.7 million is recorded as current deferred rent on the accompanying balance sheet. In November 2015, the Company entered into a sublease agreement for approximately 14,000 square feet of additional office space at its corporate headquarters. The sublease will terminate on November 30, 2018. The Company made a $1.2 million upfront payment in connection with the sublease and as of December 31, 2015 the $0.4 million is recorded as prepaid expenses and other current assets and $0.8 million is recorded as other assets on the accompanying balance sheet. In addition, the Company leased approximately 3,400 square feet of office space in Waltham, Massachusetts under a lease that expires in September 2016.

Rent expense under these leases was $0.6 million and $1.0 million for the years ended December 31, 2014 and 2015, respectively.

Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2016	$1,997,647
2017	1,941,450
2018	1,961,168
2019	1,691,486
2020	1,733,774
2021 and thereafter	8,792,077

Total	$18,117,602

b) License agreements
See Note 10 for a discussion of the CHOP license agreement.
In October 2013, the Company entered into a patent license agreement with Penn for certain intellectual property licenses to be provided by Penn to the Company in the fields of research, development, manufacture and commercialization. On December 31, 2015, the Company amended and restated the patent license agreement with Penn. The license agreement requires the Company to reimburse Penn for the patent costs related to the underlying licensed rights. For the period from March 13, 2013 to December 31, 2013, and for the year ended December 31, 2014 and 2015, the Company recorded $94,501, $17,840 and $34,873, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying statements of operations. The Company is obligated to make payments to Penn upon the occurrence of first commercial sale for certain licensed products in both the United States and Europe. The Company must pay a low-single-digit royalty based on net sales of licensed products by territory, which royalties will be reduced if the Company is required to license patents or intellectual property from third parties.
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

Spark Therapeutics, Inc.
Notes to financial statements

In October 2013, the Company entered into a license agreement with the University of Iowa Research Foundation (UIRF) for certain intellectual property licenses. The license agreement requires the Company to reimburse UIRF for the patent costs related to the underlying licensed rights. For the period from March 13, 2013 to December 31, 2013, and for the year ended December 31, 2014 and 2015, the Company recorded $0.3 million, $0.3 million and $0.4 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying statements of operations. The Company is obligated to make payments to UIRF upon the occurrence of various development and commercialization milestones. The Company must pay a low-single-digit royalty to UIRF based on net sales of licensed products by territory. In connection with the license agreement, the Company issued 281,854 Series 1 common units (Series 1 Units) to UIRF. The fair value of the units of $0.6 million was recorded as acquired in-process research and development expense in the fourth quarter of 2013.
(10) Related-party transactions
As of December 31, 2014 and 2015, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the period from inception to December 31, 2013 and for the years ended December 31, 2014 and 2015, the Company recorded $0.1 million, $0.6 million and $0.7 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying statements of operations.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the period from inception to December 31, 2013 and for the years ended December 31, 2014 and 2015, the Company recorded $3.8 million, $6.0 million and $5.2 million, respectively, as research and development expense and for the period from inception to December 31, 2013 and for the year ended December 31, 2014, the Company recorded $31,643 and $49,393, respectively, as general and administrative expense related to these agreements.
As of December 31, 2014, $0.1 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of December 31, 2015, $0.2 million and $1.7 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.
(11) Collaboration and license agreements
In March 2014, the Company entered into an agreement with Genable Technologies Limited (Genable) in which the Company will be the exclusive manufacturer and provide development advice and expertise in the ongoing development of Genable’s lead therapeutic product. Under a license agreement, the Company also granted certain rights to manufacturing patent applications. The Company is eligible to earn development milestone payments and mid-single-digit royalties on future product sales. During the year ended December 31, 2014, the Company received $20,000 for the license and recognized it as revenue. During the year ended December 31, 2015, the Company recognized $0.9 million revenue related to manufacturing of product pursuant to the Genable agreement. In March 2016, the Company acquired Genable (See Note 13).
In April 2014, the Company began discussions with a biopharmaceutical company concerning a potential manufacturing technology agreement. The Company received a one-time, nonrefundable payment of $1.0 million to engage in due diligence. In March 2015, the Company concluded discussions on a potential arrangement with the biopharmaceutical company and, as a result, the Company recognized the nonrefundable payment of $1.0 million as revenue during the year ended December 31, 2015.
In December 2014, the Company entered into a global collaboration agreement with Pfizer Inc. (Pfizer), for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any Factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company will be primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. In December 2015, the Company earned a $15.0 million milestone payment, which is included in other receivables on the accompanying balance sheet. During the years ended December 31, 2014 and 2015, the Company recognized $0.6 million and $20.2 million of revenue, respectively. As of December 31, 2015, there is $5.2 million and $9.0 million of current and long term deferred revenue for this payment, respectively. During the years ended December

Spark Therapeutics, Inc.
Notes to financial statements

31, 2014 and 2015, the Company recorded $0.1 million and $1.3 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
The Company is eligible to receive up to an additional $245.0 million in aggregate milestone payments, $125.0 million of which relate to potential development, regulatory and commercial milestones for the first product candidate to achieve each milestone and $120.0 million of which relate to potential regulatory milestones for additional product candidates. In addition, the Company is entitled to receive royalties calculated as a low-teen percentage of net sales of licensed products. The royalties may be subject to certain reductions, including for a specified portion of royalty payments that Pfizer may become required to pay under any third-party license agreements, subject to a minimum royalty. Under the agreement, the Company remains solely responsible for the payment of license payments payable by the Company under specified license agreements.
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
In April 2015, the Company entered into a research, license and option agreement with Clearside Biomedical, Inc. (Clearside) under which the Company acquired exclusive rights to license Clearside’s microinjector technology and the option to further develop and commercialize gene therapy products delivered using the Clearside technology. Under the agreement, the companies will explore the feasibility of using Clearside’s microinjector technology to deliver viral vectors to the choroid and the retina through the suprachoroidal space. In connection with this agreement, the Company made an upfront payment of $0.5 million for services to be rendered in the development of licensed products. During the year ended December 31, 2015, the Company recorded $0.5 million as research and development expense related to the upfront payment.
(12) Income taxes
A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2014	2015
Federal income tax expense at statutory rate	34.0%	34.0%
Loss prior to C corporation conversion	(7.1)	—
Permanent differences	(0.6)	(2.7)
Tax credits	7.3	13.0
Change in valuation allowance	(33.6)	(44.3)

Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

Spark Therapeutics, Inc.
Notes to financial statements

	December 31,
	2014	2015
Deferred tax assets (liabilities):
U.S. net operating loss carryforwards	$5,133,763	$11,385,094
Tax credit carryforwards	2,623,967	11,694,170
Stock based compensation	916,695	3,363,805
Deferred rent	3,709,831	3,581,023
Deferred revenue	625,987	6,376,558
Accruals and other	378,976	2,024,542
Fixed Assets	(3,433,053)	(4,598,986)

Total net deferred tax assets	9,956,166	33,826,206
Less valuation allowance	(9,956,166)	(33,826,206)

Net deferred taxes	$—	$—
As of December 31, 2015, the Company had U.S. federal net operating loss carryforwards of 25.5 million, which may be available to offset future income tax liabilities and will expire in 2034. As of December 31, 2015, the Company also had U.S. state net operating loss carryforwards of $24.5 million which may be available to offset future income tax liabilities and will expire in 2034.
The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2015 and 2014, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company experienced a net change in valuation allowance of $10.0 million and $23.4 million in the years ended December 31, 2014 and 2015, respectively.
As of December 31, 2015, the Company had federal research and development and orphan drug tax credit carryforwards of $0.7 million and $11.0 million, respectively, available to reduce future tax liabilities which expire in 2034.
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
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.
For the year ended December 31, 2015, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

(13) Subsequent Events

On March 7, 2016, the Company acquired Dublin, Ireland-based Genable, a private gene therapy company with which the Company has collaborated since 2014 in the development of Genable's therapeutic program targeting a form of inherited retinal disease (IRD). With the acquisition, the Company acquires RhoNova™, a potential treatment targeting rhodopsin-linked autosomal dominant retinitis pigmentosa (RHO-adRP), an IRD that routinely leads to visual impairment and in the most severe cases to blindness. The consideration paid to Genable shareholders consisted of $6 million in cash and 265,000 shares of the Company's common stock.

Spark Therapeutics, Inc.
Notes to financial statements

(14) Selected quarterly financial data (unaudited)
The following table contains quarterly financial information for 2014 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2014 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$20,000	$—	$—	$613,932	$633,932
Research and development	3,387,733	2,129,573	4,652,056	6,181,643	16,351,005
Acquired in-process research and development	—	—	—	750,000	750,000
General and administrative	1,016,123	2,038,909	2,106,877	2,701,347	7,863,256
Total operating expenses	4,403,856	4,168,482	6,758,933	9,632,990	24,964,261
Loss from operations	(4,383,856)	(4,168,482)	(6,758,933)	(9,019,058)	(24,330,329)
Net loss	$(4,383,856)	$(4,168,384)	$(6,756,924)	$(9,015,645)	$(24,324,809)
Basic and diluted net loss per common unit	$(0.86)	$(0.79)	$(1.22)	$(1.74)	$(4.64)

	2015 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$2,274,467	$1,288,629	$1,302,789	$17,197,789	$22,063,674
Research and development	8,334,108	9,343,972	11,796,455	16,554,779	46,029,314
General and administrative	3,684,880	6,333,123	6,461,675	6,872,493	23,352,171
Total operating expenses	12,018,988	15,677,095	18,258,130	23,427,272	69,381,485
Loss from operations	(9,744,521)	(14,388,466)	(16,955,341)	(6,229,483)	(47,317,811)
Net loss	$(9,733,507)	$(14,336,842)	$(16,900,560)	$(6,154,869)	$(47,125,778)
Basic and diluted net loss per common share	$(0.58)	$(0.60)	$(0.70)	$(0.25)	$(2.10)

(1) The sum of the quarterly per share amounts may not equal per share amounts reported for the year due to rounding.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2016
SPARK THERAPEUTICS, INC.

	By:	/s/ Jeffrey D. Marrazzo
Jeffrey D. Marrazzo
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey D. Marrazzo	Director and Chief Executive Officer	March 14, 2016
Jeffrey D. Marrazzo	(Principal Executive Officer)

/s/ Stephen W. Webster	Chief Financial Officer	March 14, 2016
Stephen W. Webster	(Principal Financial and Accounting Officer)

/s/ Katherine A. High, M.D.	Director	March 14, 2016
Katherine A. High, M.D.

/s/ Steven M. Altschuler, M.D.	Director	March 14, 2016
Steven M. Altschuler, M.D.

/s/ A. Lorris Betz, M.D., Ph.D.	Director	March 14, 2016
A. Lorris Betz, M.D., Ph.D.

/s/ Lars Ekman, M.D., Ph.D.	Director	March 14, 2016
Lars Ekman, M.D., Ph.D.

/s/ Anand Mehra, M.D.	Director	March 14, 2016
Anand Mehra, M.D.

/s/ Vincent Milano	Director	March 14, 2016
Vincent Milano

/s/ Elliott Sigal, M.D., Ph.D.	Director	March 14, 2016
Elliott Sigal, M.D., Ph.D.

/s/ Lota Zoth, CPA	Director	March 14, 2016
Lota Zoth, CPA

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36819	2/6/2015	3.1

3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36819	2/6/2015	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-201318	1/20/2015	4.1

4.2	Investors’ Rights Agreement dated as of May 23, 2014	S-1	333-201318	12/30/2014	4.2

10.1+	2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.1

10.2+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.2

10.3+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.3

10.4+	Form of Restricted Stock Agreement under 2014 Stock Incentive	S-1	333-201318	12/30/2014	10.4

10.5+	2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.5

10.6+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.6

10.7+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.7

10.8+	2015 Employee Stock Purchase Plan	S-1/A	333-201318	1/20/2015	10.8

10.9†	License Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia, as amended	S-1	333-201318	12/30/2014	10.8

10.10†	Technology Assignment Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.9

10.11†	Master Research Services Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.10

10.12†	Services Agreement dated December 26, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.11

10.13†	License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation, as amended	S-1	333-201318	12/30/2014	10.12

10.14†	Patent License Agreement dated October 14, 2013 between the Registrant and The Trustees of the University of Pennsylvania	S-1	333-201318	12/30/2014	10.13

10.15†	License Agreement dated March 18, 2014 between the Registrant and Genable Technologies Limited	S-1	333-201318	12/30/2014	10.14

10.16†	Manufacturing Agreement dated March 18, 2014 between the Registrant and Genable Technologies Limited	S-1	333-201318	12/30/2014	10.15

Exhibit Number	Description of Exhibit	Incorporated by Reference
		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.17†	Development Consultancy Agreement dated March 18, 2014 between the Registrant and Genable Technologies Limited	S-1	333-201318	12/30/2014	10.16

10.18†	License Agreement dated December 6, 2014 between the Registrant and Pfizer Inc.	S-1	333-201318	12/30/2014	10.18

10.19	Lease Agreement, dated as of March 31, 2014, between the Registrant and Wexford-UCSC 3737, LLC	S-1	333-201318	12/30/2014	10.19

10.20+	Employment Agreement between the Registrant and Jeffrey D. Marrazzo	S-1/A	333-201318	1/20/2015	10.21

10.21+	Common Share Membership Agreement between the Registrant and Katherine A. High	S-1/A	333-201318	1/20/2015	10.21

10.22+	Employment Agreement between the Registrant and Katherine A. High	S-1/A	333-201318	1/20/2015	10.23

10.23+	Employment Agreement between the Registrant and Rogério Vivaldi	S-1/A	333-201318	1/20/2015	10.24

10.24+	Employment Agreement between the Registrant and Stephen W. Webster	S-1/A	333-201318	1/20/2015	10.25

10.25+	Form of Indemnification Agreement between the Registrant and each of the executive officers and directors	S-1/A	333-201318	1/20/2015	10.26

10.26†	Amendment No. 2, dated March 23, 2015 to License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation, as amended	10-Q	001-36819	5/11/2015	10.1

10.27†	Amendment No.1 dated August 5, 2015 to the Services Agreement dated December 26, 2013 between the Registrant and the Children's Hospital of Philadelphia	10-Q	001-36819	11/6/2015	10.1

10.28†	Amendment No.4 dated October 8, 2015 to the License Agreement dated October 14, 2013 between the Registrant and the Children's Hospital of Philadelphia	10-Q	001-36819	11/6/2015	10.2

10.29	Sublease Agreement dated November 10, 2015 between the Registrant and Penn Presbyterian Medical Center	8-K	001-36819	11/16/2015	99.1

10.30†	License Agreement dated November 23, 2015 between the Registrant and the The Children's Hospital of Philadelphia	8-K	001-36819	11/23/2016	99.1

10.31††	Amended and Restated Patent License Agreement dated December 31, 2015, between the Registrant and The Trustees of the University of Pennsylvania					X

10.32+	Amendment, dated January 5, 2016 to the Employment Agreement between the Registrant and Jeffrey D. Marrazzo					X

10.33††	Amendment No. 3, dated January 6, 2016 to License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation					X

10.34††	Amendment No. 1, dated March 10, 2016 to Master Research Services Agreement dated October 14, 2013 between the Registrant and The Children's Hospital of Philadelphia					X

10.35	Lease Agreement, dated as of February 1, 2016, between the Registrant and Wexford-UCSC II, LP					X

Exhibit Number	Description of Exhibit	Incorporated by Reference
		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.36††	Amendment dated March 10, 2016, to the License Agreement dated November 23, 2015 between the Registrant and The Children's Hospital of Philadelphia					X

23.1	Consent of KPMG LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Annual Report on Form10-K Period from March 13, 2013 (inception) to December 31, 2013 and for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and December 31, 2015, (ii) Statements of Operations for the Period from March 13, 2013 (inception) to December 31, 2013 and for the year ended December 31, 2014 and 2015, (iii) Statement of Stockholders’ Equity as of December 31, 2014 and December 31, 2015 (iv) Statements of Cash Flows for the Period from March 13, 2013 (inception) to December 31, 2013 and for the year ended December 31, 2014 and 2015 and (v) Notes to Audited Financial Statements.
X

†	Confidential treatment has been granted as to certain portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.