Form 10-Q
period 2016-03-31
Spark Therapeutics, Inc.
filed 2016-05-06
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016 there were 27,398,357 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets
(unaudited)

	December 31, 2015	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$293,530,590	$274,969,292
Other receivables	16,944,568	812,816
Prepaid expenses and deferred financing costs	1,132,626	1,991,789
Total current assets	311,607,784	277,773,897
Property and equipment, net	16,999,445	18,393,974
Acquired-in-process research and development	—	15,490,000
Goodwill	—	2,092,725
Other assets	1,165,285	1,178,040
Total assets	$329,772,514	$314,928,636
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,687,594	$7,218,932
Accrued expenses and other	6,529,263	5,052,329
Current portion of deferred rent	715,959	741,730
Current portion of deferred revenue	5,182,835	5,168,674
Total current liabilities	22,115,651	18,181,665
Long-term deferred rent	8,084,509	7,877,746
Long-term deferred revenue	9,034,559	7,760,092
Deferred tax liability	—	1,936,250
Total liabilities	39,234,719	35,755,753
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued 27,082,493 and 27,378,812 shares at December 31, 2015 and March 31, 2016, respectively; 27,073,287 and 27,369,606 outstanding at December 31, 2015 and March 31, 2016, respectively	27,083	27,379
Additional paid-in capital	419,791,732	434,003,235
Treasury stock, at cost 9,206 shares at December 31, 2015 and March 31, 2016	(552,636)	(552,636)
Accumulated deficit	(128,728,384)	(154,305,095)
Total stockholders’ equity	290,537,795	279,172,883
Total liabilities and stockholders’ equity	$329,772,514	$314,928,636

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations
(unaudited)

	Three months ended March 31,
	2015	2016
Revenues	$2,274,467	$1,288,628
Operating expenses:
Research and development	8,334,108	18,251,900
General and administrative	3,684,880	8,873,861
Total operating expenses	12,018,988	27,125,761
Loss from operations	(9,744,521)	(25,837,133)
Interest income	11,014	260,422
Net loss	(9,733,507)	(25,576,711)
Preferred stock dividends	(634,794)	—
Net loss applicable to common stockholders	$(10,368,301)	$(25,576,711)
Basic and diluted net loss per common share	$(0.58)	$(0.95)
Weighted average basic and diluted common shares outstanding	17,925,296	26,807,380

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows
(unaudited)

	Three months ended March 31,
	2015	2016
Cash flows from operating activities:
Net loss	$(9,733,507)	$(25,576,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash rent expense	208,027	(180,992)
Depreciation expense	370,570	744,058
Stock-based compensation expense	2,558,091	4,865,169
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(514,016)	(860,829)
Other receivables	(425,005)	15,726,138
Accounts payable and accrued expenses	870,391	(1,146,536)
Deferred revenue	(2,274,467)	(1,288,628)
Net cash used in operating activities	(8,939,916)	(7,718,331)
Cash flows from investing activities:
Payment for acquisition, net of cash acquired	—	(5,907,850)
Purchases of property and equipment	(1,685,771)	(4,473,966)
Net cash used in investing activities	(1,685,771)	(10,381,816)
Cash flows from financing activities:
Proceeds from exercise of options	—	196,180
Proceeds from public offerings of common stock, net	170,470,842	(657,331)
Net cash provided by (used in) financing activities	170,470,842	(461,151)
Net increase (decrease) in cash and cash equivalents	159,845,155	(18,561,298)
Cash and cash equivalents, beginning of period	74,566,963	293,530,590
Cash and cash equivalents, end of period	$234,412,118	$274,969,292
Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable	$157,407	$—
Property and equipment purchases included in accounts payable and accrued expenses	$557,021	$348,108

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Notes to consolidated financial statements
(unaudited)

(1) The Company
Spark Therapeutics, Inc. was formed on March 13, 2013 in the state of Delaware as AAVenue Therapeutics, LLC and amended its Certificate of Formation in October 2013 to change its name to Spark Therapeutics LLC. In May 2014, it converted from a limited liability company (LLC) to a C corporation, Spark Therapeutics, Inc. (the Company). The Company is a gene therapy company, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The Company operates in one segment and has its principal offices in Philadelphia, Pennsylvania.

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $154.3 million at March 31, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. The Company will need additional financing to fund its operations and to commercially develop its product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly-owned subsidiary have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2016, its results of operations for the three months ended March 31, 2015 and 2016 and cash flows for the three months ended March 31, 2015 and 2016. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

(c) Fair value of financial instruments
Management believes that the carrying amounts of the Company’s consolidated financial instruments, including cash equivalents, other receivables and accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments.

(d) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2016 consisted primarily of money market funds.

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

(f) Research and development
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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the Company’s consolidated balance sheet. Amounts expected to be recognized as revenue in the next 12 months following the balance sheet date are classified as current liabilities.
To date, the Company has not generated any revenues from the commercial sale of products.

(h) Net loss per common share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. For all periods presented unvested restricted shares and common stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per share are the same.
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2015 and 2016 as they would be anti-dilutive:

	March 31,
	2015	2016
Unvested restricted common shares	507,673	330,600
Options issued and outstanding	3,027,947	4,029,103
Amounts in the table above reflect the common stock equivalents of the noted instruments.

(i) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which was May 1, 2014 for the Company’s corporate headquarters. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of March 31, 2016 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

(j) Recent accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not evaluated the impact of the updated guidance on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 intends to reduce the cost and complexity of accounting for share-based payments. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company early adopted the guidance as of March 31, 2016 and the impact was immaterial to the Company's consolidated financial statements.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2015:
Assets:
Money market funds (included in cash and cash equivalents)	$293,530,590	—	—
At March 31, 2016:
Assets:
Money market funds (included in cash and cash equivalents)	$274,771,371	—	—

(5) Business Acquisition of Genable
On March 7, 2016, the Company acquired Genable Technologies, Ltd. (Genable), an Ireland-based private gene therapy company with which the Company had collaborated since 2014 in the development of Genable's therapeutic program targeting a genetic inherited retinal disease (IRD). With the acquisition, the Company acquired RhoNova™, a potential gene therapy targeting rhodopsin-linked autosomal dominant retinitis pigmentosa (RHO-adRP), an IRD that routinely leads to visual impairment and in the most severe cases to blindness. The consideration paid by the Company to Genable shareholders consisted of $6.1 million in cash and 265,000 shares of the Company's common stock with a fair value of $9.2 million, for total consideration of $15.3 million. In connection with the acquistion, a receivable due from Genable also was settled on the date of acquisition for $0.5 million. The Company incurred acquisition-related costs of approximately $0.3 million, which are included in general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2016.
The Company has accounted for the acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the purchase of Genable based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. The Company expects to finalize the allocation of the purchase price upon receipt of the final valuation for the acquired in-process research and development and goodwill and final resolution of post-closing working capital adjustments.  The completion and filing of federal and state tax returns for the purchased entity may result in adjustments to the carrying value of assets and liabilities.  Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the March 7, 2016 acquisition date.

Recognition and measurement of assets acquired and liabilities assumed
The following table summarizes the preliminary fair values of the tangible and intangible assets acquired and liabilities assumed at the acquisition date, net of cash acquired at the acquisition date:

Cash acquired	$196,307
Other current assets	102,506
Acquired in-process research and development	15,490,000
Goodwill	2,092,725

Total assets assumed	17,881,538

Other non-current liabilities	254,753
Deferred tax liability	1,936,250

Total liabilities assumed	2,191,003

Total allocation of purchase price	$15,690,535

Acquired in-process research and development
The Company’s preliminary allocation of purchase price to acquired in-process research and development was $15.5 million. The estimated fair value of the in-process research and development was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for the asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of the asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset cash flow stream as well as other factors. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.
(6) Accrued expenses
Accrued expenses consist of the following:

	December 31, 2015	March 31, 2016
Compensation and benefits	$4,880,239	$1,639,304
Consulting and professional fees	432,346	894,406
Research and development	978,156	2,023,932
Other	238,522	494,687
	$6,529,263	$5,052,329

(7) Stockholders’ equity
The Company’s certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares. The Company has authorized 150,000,000 shares of common stock and 5,000,000 shares of preferred stock.

(a) Convertible preferred
In 2013 and 2014 the Company issued shares of Series A and Series B convertible preferred stock. Every five shares of Series A Stock and Series B Stock were to automatically convert into one share of common stock at a qualified IPO, as defined, or upon approval by holders of at least 87.5% of the Series B Stock, subject to certain customary antidilution adjustments contained in the Company’s certificate of incorporation. The Series A Stock and Series B Stock were entitled to receive cumulative dividends at 8% per annum, which accrued from day to day beginning November 23, 2014 and were payable upon conversion, an event of liquidation or a qualified IPO, in each case, in shares of Series A Stock and Series B Stock, as applicable. As of February 4, 2015, dividends of $1.3 million had accumulated, and in connection with the IPO, were declared and converted along with all outstanding shares of Series A Stock and Series B Stock into an aggregate of 10,200,050 shares of common stock.

(b) Common
In 2013 and 2014, the Company issued restricted stock to various employees, directors and consultants of the Company. The vesting terms of the restricted stock issued varied, but primarily, shares vested 25% on the first anniversary of the vesting commencement date and then quarterly over three years, with accelerated vesting in the event of a change in control, as defined. Any unvested shares are forfeited in the event that the individual ceases to provide services to the Company.
For the three months ended March 31, 2015, the Company recorded compensation expense of $15,847 and $1.2 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the three months ended March 31, 2016, the Company recorded compensation expense of $15,769 in general and administrative expense and a reduction in compensation expense of $0.1 million in research and development expense related to the restricted shares.
At March 31, 2016, there was $1.3 million of unrecognized compensation expense related to restricted common shares which is expected to be recognized over a weighted-average period of 1.2 years.
The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2015	348,555	$4.83
Shares vested	(43,055)	$3.90
Nonvested shares at March 31, 2016	305,500	$4.96
In February 2015, the Company completed its IPO, having sold 8,050,000 shares of common stock at an IPO price of $23.00 per share, for aggregate gross proceeds of $185.2 million. The Company received net proceeds from the IPO of $168.9 million, after deducting underwriting discounts and commissions and other offering expenses. As part of the IPO, all of the outstanding shares of preferred stock, including shares of preferred stock issued as accrued dividends, were converted into an aggregate of 10,200,050 shares of common stock.
In December 2015, the Company completed its follow-on public offering, having sold 2,266,995 shares of common stock at an offering price of $47.00 per shares, for aggregate gross proceeds of $106.5 million. The Company received net proceeds from the public offering of $99.4 million, after deducting underwriting discounts and commissions and other offering expenses.

(8) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2016, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,083,313 shares. As of March 31, 2016, 1,064,538 shares were available for future grants under the 2015 Plan.
In January 2016, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 270,828 shares. The 2015 ESPP will provide participating employees with the opportunity to purchase an aggregate of 490,828 shares of common stock. As of March 31, 2016, no shares were issued under the 2015 ESPP.
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2015	3,071,372	$22.99
Granted	989,050	$38.88
Exercised	(31,319)	$6.26
Outstanding at March 31, 2016	4,029,103	$27.02
Vested at March 31, 2016	899,333	$16.02
Vested at March 31, 2016 and expected to vest	4,029,103	$27.02

The weighted average remaining contractual term of options outstanding as of March 31, 2016 is 8.9 years. The weighted average remaining contractual term of options exercisable as of March 31, 2016 is 8.5 years.
During the three months ended March 31, 2015, the Company recorded compensation expense of $0.5 million and $0.7 million in research and development expense and general and administrative expense, respectively, related to stock options.
During the three months ended March 31, 2016, the Company recorded compensation expense of $2.1 million and $2.5 million in research and development expense and general and administrative expense, respectively, related to stock options.
At March 31, 2016, there was $59.2 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.2 years.
The weighted average grant date fair value of the options granted during the three months ended March 31, 2016 was $25.49 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	73.5%
Risk-free interest rate	1.83%
Expected term (in years)	6.10
Expected dividend yield	0.0%
The following table summarizes restricted common stock activity under the 2015 Plan:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2015 and March 31, 2016	25,100	$60.03
The Company issued restricted stock grants to certain employees totaling 49,750 shares in November 2015. The vesting provisions of these grants are time based and also based on the achievement of certain Company milestones. During the three months ended March 31, 2016, the Company recorded compensation expense of $0.2 million and $0.1 million in research and development expense and general and administrative expense, respectively, related to restricted common stock. At March 31, 2016, there was $1.0 million of unrecognized compensation expense related to the performance-based restricted common stock.

(9) Related-party transactions
As of December 31, 2015 and March 31, 2016, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the three months ended March 31, 2015 and 2016, the Company recorded $0.2 million and $0.3 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statement of operations.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the three months ended March 31, 2015 and 2016, the Company recorded $0.9 million and $1.9 million, respectively, as research and development expense.
As of December 31, 2015, $0.2 million and $1.7 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of March 31, 2016, $0.1 million and $2.1 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(10) Collaboration and license agreements
In April 2014, the Company began discussions with a biopharmaceutical company concerning a potential manufacturing technology agreement. The Company received a one-time, nonrefundable payment of $1.0 million to engage in due diligence. In March 2015, the Company concluded discussions on a potential arrangement with the biopharmaceutical company and, as a result, the Company recognized the nonrefundable payment of $1.0 million as revenue during the three months ended March 31, 2015.
In December 2014, the Company entered into a global collaboration agreement with Pfizer Inc. (Pfizer), for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any Factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company is primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. During each of the three month periods ended March 31, 2015 and 2016, the Company recognized $1.3 million of revenue related to the upfront payment. As of March 31, 2016, there is $5.2 million and $7.8 million of current and long term deferred revenue, respectively, related to this payment. During each of the three month periods ended March 31, 2015 and 2016, the Company recorded $0.4 million and $0.3 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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
We also have built a pipeline of product candidates targeting rare blinding conditions, hematologic disorders and neurodegenerative diseases. Our pipeline includes: a product candidate targeting another rare genetic blinding condition currently in a Phase 1/2 clinical trial; product candidates for the treatment of hemophilia with a hemophilia B product candidate currently in a Phase 1/2 clinical trial in collaboration with Pfizer Inc., or Pfizer, and a preclinical product candidate for hemophilia A to which we retain global commercialization rights; a product candidate for the treatment of TPP1 deficiency, a form of Batten disease, for which we commenced Investigational New Drug application, or IND, enabling studies in 2015; and other ophthalmic, hematologic and neurodegenerative disease programs.
Our most advanced product candidate, SPK-RPE65 (voretigene neparvovec), is intended to treat genetic blinding conditions called inherited retinal diseases, or IRDs, caused by non sex-linked, or autosomal recessive, mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRDs are affected by a range of severe visual impairments, notably night blindness, or nyctolopia, that make independent activities of daily living challenging and ultimately lead to blindness. For example, affected children often depend on visual aids to carry out classroom activities while adults with these diseases may face diminished employment opportunities and may be stripped of some of the rewards of parenting, such as watching a child play his or her favorite sport. We estimate that there are approximately 3,500 individuals with RPE65-mediated IRDs in the United States, as well as France, Germany, Italy, Spain and the United Kingdom, which are referred to as the five major European markets. We have received orphan product designation for SPK-RPE65 for the treatment of RPE65-mediated IRD's in both the United States and the European Union.
In October 2015, we announced positive top-line results from our pivotal Phase 3 clinical trial of SPK-RPE65, the first randomized controlled Phase 3 trial of a gene therapy for genetic disease. The trial of 31 subjects met with statistical significance its primary endpoint, the bilateral mobility test change score (p = .001), as well as the first two of three secondary endpoints, specifically full-field light sensitivity threshold testing, or FST, (p < .001) and the assigned first eye mobility test change score (p = .001). Statistical significance was not achieved for the third secondary endpoint, visual acuity (p = .17). To date, we have not observed any product candidate-related serious adverse events and no deleterious immune responses in either the Phase 3 trial or in earlier Phase 1 trials. Based on these positive results, we intend to submit a Biologics License Application, or BLA, for SPK-RPE65 with the U.S. Food and Drug Administration, or FDA, in the second half of 2016 as the first step in executing our global regulatory and commercialization strategy. In April 2016, we submitted the non-clinical section of the BLA to FDA which is the first component of a rolling BLA submission.
The Phase 3 trial demonstrated a statistically significant restoration of vision in subjects that were progressing toward complete blindness. On average, subjects that received SPK-RPE65 demonstrated an improvement of 1.9 light levels. Specifically, nearly two-thirds of the subjects in the intervention group achieved the maximum improvement measurable on the mobility test. Similarly, on average, intervention group subjects achieved a 100-fold improvement in light sensitivity as measured by FST.
SPK-RPE65 continues to demonstrate long-lasting effects as measured by both mobility testing and FST. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial, and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable improvement over three years from time of administration, with observation ongoing. These results provide further evidence of the long-lasting effects of SPK-RPE65 in restoring functional vision beyond three years that were reported by the clinical study team.
We are pursuing other follow-on product candidates targeting other IRDs, including SPK-CHM for the treatment of choroideremia, or CHM. CHM is an IRD linked to the X-chromosome, which manifests in affected males in childhood as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. For CHM patients, it is often in middle age, when people typically are at or near their greatest income-earning potential, that visual impairment begins to limit independent activities of daily living leading to a severe decrease in vision. CHM ultimately results in blindness. We have completed enrollment of subjects in the second cohort of our dose escalating Phase 1/2 trial for SPK-CHM and continue to follow subjects in the trial. To date, SPK-CHM has been well tolerated and we have not observed any product candidate-related serious adverse events in this trial. We have received orphan product designation for SPK-CHM for the treatment of CHM in both the United States and the European Union.
In March 2016, we acquired Genable Technologies Ltd, or Genable, an Ireland-based private gene therapy company with which we had collaborated since 2014 in the development of Genable's therapeutic program targeting a genetic IRD. With the acquisition, we acquired RhoNova™, a potential targeting rhodopsin-linked autosomal dominant retinitis pigmentosa (RHO-adRP), an IRD that routinely leads to visual impairment and in the most severe cases to blindness and that we believe affects approximately 12,000 people in the United States and the five major European markets.
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
We are developing a lead neurodegenerative disease product candidate in our SPK-TPP1 program that has demonstrated compelling preclinical proof-of-concept data for the treatment of TPP1 deficiency, a form of Batten disease, a fatal neurological disorder involving mutations of the TPP1 gene, also known as the CLN2 gene, that begins in early childhood. We initiated IND-enabling studies for our lead SPK-TPP1 product candidate in 2015. We have received orphan product designation for SPK-TPP1 for the treatment of of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency in the United States.
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
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $154.3 million as of March 31, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the three months ended March 31, 2015 and 2016, we incurred $8.3 million and $18.2 million of research and development expenses, respectively, and $3.7 million and $8.9 million of general and administrative expenses, respectively.
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
Through March 31, 2016, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $350.7 million. On February 4, 2015, we completed our initial public offering, or IPO, whereby we sold 8,050,000 shares of common stock, inclusive of 1,050,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $23.00 per share. Our shares began trading on the Nasdaq Global Select Market on January 30, 2015. The aggregate net proceeds received by us from the IPO were $168.9 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock, including accrued dividends, converted into 10,200,500 shares of common stock.

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
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During each of the three month periods ended March 31, 2015 and 2016, we recognized $1.3 million of revenue and, as of March 31, 2016, there was $5.2 million and $7.8 million of current and long-term deferred revenue, respectively, included on our balance sheet related to this payment.
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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	completion of non-IND studies required to support the SPK-RPE65 program, including a natural history study;

•	expanding our medical affairs group;

•	certain pre-launch activities for SPK-RPE65;

•	proposed regulatory submissions for SPK-RPE65;

•	the Phase 1/2 clinical trial for SPK-CHM;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates that we are developing in collaboration with Pfizer;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs for hemophilia A, TPP1 deficiency and other liver and neurodegenerative diseases; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” beginning on page 23 of this Quarterly Report on Form 10-Q.
A change in the outcome of any of these variables could mean a significant change in the expenses and timing associated with the development or commercialization of any product candidate.

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

Results of operations
Comparison of the three months ended March 31, 2015 and 2016

	Three months ended March 31,
	2015	2016
	(in thousands)
Revenues	$2,274	$1,289
Operating expenses:
Research and development	8,334	18,252
General and administrative	3,685	8,874
Total operating expenses	12,019	27,126
Loss from operations	(9,745)	(25,837)
Interest income	11	260
Net loss	$(9,734)	$(25,577)

Revenues
In the three months ended March 31, 2015, we recognized $1.3 million of revenue associated with our Pfizer agreement and $1.0 million associated with a non-refundable payment from a biopharmaceutical company received in 2014 for a potential manufacturing technology agreement that did not occur. Discussions on the potential agreement concluded in March 2015.
In the three months ended March 31, 2016, we recognized $1.3 million of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the three months ended March 31, 2015 were $8.3 million and for the three months ended March 31, 2016 were $18.2 million. The $9.9 million increase was due to a $6.8 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $3.1 million in external research and development expenses, primarily from an increase of $1.7 million in expenses related to studies to support and certain pre-launch activities for SPK-RPE65, and $1.9 million related to other product candidates to support our advancing and expanding pipeline, offset by a decrease of $0.5 million associated with our SPK-FIX program.
The following table summarizes our research and development expenses by product candidate or program for the three months ended March 31, 2015 and 2016:

	Three months ended March 31,
	2015	2016
	(in thousands)
External research and development expenses:
SPK-RPE65	$978	$2,666
SPK-CHM	450	430
SPK-FIX	704	223
Other product candidates	445	2,381
Total external research and development expenses	2,577	5,700
Total internal research and development expenses	5,757	12,552
Total research and development expenses	$8,334	$18,252
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
Our general and administrative expenses for the three months ended March 31, 2015 were $3.7 million and for the three months ended March 31, 2016 were $8.9 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $5.2 million increase primarily was due to an increase in salaries and related costs, including stock-based compensation, due to increased headcount and continued increases in legal and patent expenses, professional fees and other operating costs as a result of being a public company.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three months ended March 31,
	2015	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,940)	$(7,718)
Investing activities	(1,686)	(10,382)
Financing activities	170,471	(461)
Net increase (decrease) in cash and cash equivalents	$159,845	$(18,561)

Net cash used in operating activities
The net cash used in operating activities was $8.9 million for the three months ended March 31, 2015, and consisted of a net loss of $9.7 million, adjusted for non-cash items, including depreciation expense of $0.4 million, stock-based compensation expense of $2.6 million, non-cash rent expense of $0.2 million and a net increase in operating assets and liabilities of $2.3 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $2.3 million, of which $1.3 million is related to our Pfizer agreement and $1.0 million is related to the non-refundable payment received for engaging in due diligence with a potential manufacturing technology partner, and an increase of $0.9 million in accounts payable and accrued expenses and an increase of $0.9 million in prepaid expenses, other assets and other receivables.
The net cash used in operating activities was $7.7 million for the three months ended March 31, 2016, and consisted of a net loss of $25.6 million adjusted for non-cash items, including depreciation expense of $0.7 million, stock-based compensation expense of $4.9 million, non-cash rent expense of $0.2 million and a net decrease in operating assets and liabilities of $12.4 million. The significant items in the change in operating assets and liabilities include a decrease in other receivable of $15.7 million, of which $15.0 million is related to payment of our Pfizer receivable and an increase of $0.9 million in prepaid expenses and other asset, offset by a decrease in accounts payable and accrued expenses of $1.1 million and deferred revenue of $1.3 million.

Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2015 was $1.7 million, consisting of costs related to the purchase of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2016 was $10.4 million, consisting of costs related to the purchase of property and equipment of $4.5 million and $5.9 million for the consideration for the acquisition of Genable, net of cash acquired.

Net cash provided by (used in) financing activities
Net cash provided by financing activities for the three months ended March 31, 2015 was $170.5 million, which represents the proceeds from the issuance of common stock in our IPO net of expenses paid during the quarter ended March 31, 2015.
Net cash used in financing activities for the three months ended March 31, 2016 was $0.5 million, which consisted of $0.2 million from the exercise of stock options during the first quarter, offset by expenses of $0.7 million paid in the first quarter of 2016 related to our follow-on offering in December 2015.

Funding requirements
We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for any of our product candidates, we expect to incur significant pre-launch expenses.

The expected use of our cash and cash equivalents of $275.0 million as of March 31, 2016 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and the net proceeds from this offering.
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

Contractual obligations
There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015.

Critical accounting policies and significant judgments and estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Except as noted below, there have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2016.
Impairment of Goodwill and Indefinite-lived Intangible Assets
As a result of the Genable acquisition, we are required to review, on an annual basis, the carrying value of goodwill and indefinite-lived intangible assets, to determine whether impairment may exist. For goodwill, the two-step goodwill impairment test consists of the following steps. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments which would then require an assessment in the period in which a triggering event occurred.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash and cash equivalents of $275.0 million, consisting of investments in cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred net losses. Our net losses were $9.7 million and $25.6 million for the quarters ended March 31, 2015 and 2016, respectively. As of March 31, 2016, we had an accumulated deficit of $154.3 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and a follow-on offering, which closed on December 21, 2015. We received net proceeds from the IPO and follow-on offering of $268.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	prepare our BLA and marketing authorization application, or MAA, for SPK-RPE65 and seek marketing approvals for any of our other product candidates that successfully complete clinical trials;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-CHM and SPK-FIX;

•	continue IND-enabling studies and commence Phase 1/2 clinical trials for SPK-FVIII and SPK-TPP1;

•	initiate additional preclinical studies and clinical triails for our other product candidates;

•	seek to identify additional product candidates;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	further develop our gene therapy platform;

•	expand our medical affairs efforts;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by FDA, European Medicines Agency, or EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
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
Our operations have consumed significant amounts of cash since inception. As of March 31, 2016, our cash and cash equivalents were $275.0 million. Our research and development expenses increased from $8.3 million for the quarter ended March 31, 2015 to $18.2 million for the quarter ended March 31, 2016. We estimate that our cash and cash equivalents as of March 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements into 2019.
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
SPK-RPE65 has been granted orphan drug designation by FDA and the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-CHM has been granted orphan drug designation by FDA and the European Commission for the treatment of choroideremia. SPK-TPP1 has been granted orphan product designation by FDA for the treatment of of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
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
Risks related to third parties
We have in the past entered, and in the future may enter, into collaborations with third parties to develop product candidates. If these collaborations are not successful, our business could be adversely affected.
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
We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. These relationships, or those like them, may require us to incur non-

recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.
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
We currently rely, and expect to continue to rely to a significant degree, on CHOP for the production of our clinical trial materials and, therefore, we can control only certain aspects of their activities. We currently have a manufacturing agreement with CHOP, which we recently amended to provide for continued production of product candidates for our current and future early stage clinical trials. Under certain circumstances, CHOP is entitled to terminate its engagement with us. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on CHOP for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If CHOP does not successfully carry out its contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, or if there are disagreements between us and CHOP, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions and the clinical trials required for approval of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Risks related to the commercialization of our product candidates
If we are unable to expand our sales, medical affairs and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.
We currently have a small sales and marketing organization. To successfully commercialize any products that may result from our development programs, we will need to expand these capabilities, either on our own or with others. The development of our own commercial team or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We have entered into a collaboration with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B pursuant to which Pfizer would commercialize such product candidates, and we would be eligible to receive specified milestone payments and royalties, for any product developed under the agreement. We may enter into collaborations regarding other of our product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
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
Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. It also can take a significant amount of time after approval of a product to secure pricing and reimbursement for such product in many counties outside the United States. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.
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
As of May 2, 2016, our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 38.1% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to exert substantial control over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of May 2, 2016, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in connection with our acquisition of Genable, we are required to file a resale registration statement to register the 265,000 shares of common stock we issued to Genable shareholders as part of the transaction. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of May 2, 2016, we had outstanding options to purchase an aggregate of 4,204,333 shares of our common stock, of which options to purchase 951,002 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

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
We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our Annual Report on Form 10-K filed on March 14, 2016. In particular, we have not included all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Unregistered Securities
On March 7, 2016, we acquired Genable.  As partial consideration for this acquisition, we issued to Genable shareholders 265,000 shares of our common stock. We issued the shares in this transaction in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.
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
There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of March 31, 2016, the entire amount of the net proceeds is included as cash and cash equivalents.

Item 5. Other Information

None.

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2016
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

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.
X