Form 10-Q
period 2016-06-30
Spark Therapeutics, Inc.
filed 2016-08-10
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016 there were 30,621,155 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets
(unaudited)

	December 31, 2015	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$293,530,590	$225,026,665
Marketable securities	—	107,185,716
Other receivables	16,944,568	1,233,355
Prepaid expenses and deferred financing costs	1,132,626	1,830,138
Total current assets	311,607,784	335,275,874
Marketable securities	—	46,839,587
Property and equipment, net	16,999,445	19,554,010
Acquired-in-process research and development	—	15,490,000
Goodwill	—	2,096,119
Other assets	1,165,285	1,078,917
Total assets	$329,772,514	$420,334,507
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,687,594	$6,764,933
Accrued expenses and other	6,529,263	5,922,804
Current portion of deferred rent	715,959	751,483
Current portion of deferred revenue	5,182,835	5,168,674
Total current liabilities	22,115,651	18,607,894
Long-term deferred rent	8,084,509	7,687,001
Long-term deferred revenue	9,034,559	6,471,463
Deferred tax liability	—	1,936,250
Total liabilities	39,234,719	34,702,608
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued 27,082,493 and 30,579,756 shares at December 31, 2015 and June 30, 2016, respectively; 27,073,287 and 30,570,550 outstanding at December 31, 2015 and June 30, 2016, respectively	27,083	30,580
Additional paid-in capital	419,791,732	569,061,035
Accumulated other comprehensive income	—	74,130
Treasury stock, at cost 9,206 shares at December 31, 2015 and June 30, 2016	(552,636)	(552,636)
Accumulated deficit	(128,728,384)	(182,981,210)
Total stockholders’ equity	290,537,795	385,631,899
Total liabilities and stockholders’ equity	$329,772,514	$420,334,507

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Revenues	$1,288,629	$1,288,629	$3,563,096	$2,577,257
Operating expenses:
Research and development	9,343,972	19,621,536	17,678,080	37,873,436
General and administrative	6,333,123	10,676,752	10,018,003	19,550,613
Total operating expenses	15,677,095	30,298,288	27,696,083	57,424,049
Loss from operations	(14,388,466)	(29,009,659)	(24,132,987)	(54,846,792)
Interest income	51,624	333,544	62,638	593,966
Net loss	(14,336,842)	(28,676,115)	(24,070,349)	(54,252,826)
Preferred stock dividends	—	—	(634,794)	—
Net loss applicable to common stockholders	$(14,336,842)	$(28,676,115)	$(24,705,143)	$(54,252,826)
Basic and diluted net loss per common share	$(0.60)	$(1.04)	$(1.17)	$(2.00)
Weighted average basic and diluted common shares outstanding	24,080,420	27,456,954	21,031,708	27,132,288

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	$—	$70,877	$—	$70,877
Foreign exchange translation adjustment	—	3,253	—	3,253
Total comprehensive income (loss)	$(14,336,842)	$(28,601,985)	$(24,705,143)	$(54,178,696)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows
(unaudited)

	Six months ended June 30,
	2015	2016
Cash flows from operating activities:
Net loss	$(24,070,349)	$(54,252,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash rent expense	416,052	(361,984)
Depreciation expense	797,177	1,655,788
Stock-based compensation expense	5,458,788	11,513,558
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(849,073)	(600,446)
Other receivables	(688,669)	15,554,863
Accounts payable and accrued expenses	3,178,565	(1,986,343)
Deferred revenue	(3,563,096)	(2,577,257)
Net cash used in operating activities	(19,320,605)	(31,054,647)
Cash flows from investing activities:
Purchases of marketable securities	—	(153,954,426)
Payment for acquisition, net of cash acquired	—	(5,911,243)
Purchases of property and equipment	(2,512,357)	(5,652,387)
Net cash used in investing activities	(2,512,357)	(165,518,056)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,044,508
Proceeds from public offerings of common stock, net	170,313,435	127,024,270
Net cash provided by financing activities	170,313,435	128,068,778
Net increase (decrease) in cash and cash equivalents	148,480,473	(68,503,925)
Cash and cash equivalents, beginning of period	74,566,963	293,530,590
Cash and cash equivalents, end of period	$223,047,436	$225,026,665
Supplemental disclosure of cash flow information:
Deferred financing costs included in other receivables and accounts payable and accrued expenses	$—	$117,317
Property and equipment purchases included in accounts payable and accrued expenses	$247,818	$1,241,453

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
(a) Follow-on Public Offering
On June 20, 2016, the Company completed a follow-on public offering, having sold 3,025,000 shares of common stock at an offering price of $45.00 per share, for aggregate gross proceeds of $136.1 million. The Company received net proceeds from the public offering of $127.6 million, after deducting underwriting discounts and commissions and other offering expenses.

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $183.0 million at June 30, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. The Company will need additional financing to fund its operations and to commercially develop its product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly-owned subsidiary have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2015 and 2016 and cash flows for the six months ended June 30, 2015 and 2016. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

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

(e) Research and development
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

(f) Revenue recognition
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

(g) Net loss per common share
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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2015 and 2016 as they would be anti-dilutive:

	June 30,
	2015	2016
Unvested restricted common shares	434,659	326,694
Options issued and outstanding	3,198,697	4,117,256

(h) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of June 30, 2016 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

(i) Recent accounting pronouncements

In May 2014, the FASB issued updated guidance regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The Company currently is evaluating the effect that this guidance may have on its consolidated financial statements.
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

(4) Marketable securities
The following table summarizes the available-for-sale securities held at June 30, 2016:

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2016
U.S. government agency and corporate securities	$153,954,140	$123,481	$(52,319)	$154,025,302
No available-for-sale securities held as of June 30, 2016 had remaining maturities greater than two years.

(5) Fair value of financial instruments
The Company follows FASB accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements to maximize the use of “observable inputs.” The three-level hierarchy of inputs to measure fair value are as follows:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2015:
Assets:
Money market funds (included in cash and cash equivalents)	$293,530,590	—	—
At June 30, 2016:
Assets:
Money market funds (included in cash and cash equivalents)	$223,620,269	—	—
Corporate securities (included in cash and cash equivalents)	$1,005,997
Marketable securities	$154,025,302

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2016 consisted primarily of money market funds.
(b) Marketable securities
The amortized cost of available-for-sale marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2016, the balance in the Company's accumulated other comprehensive income was primarily composed of activity related to the Company's available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities during the three or six months ended June 30, 2016 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods.

(6) Business Acquisition of Genable
On March 7, 2016, the Company acquired Genable Technologies, Ltd. (Genable), an Ireland-based private gene therapy company with which the Company had collaborated since 2014 in the development of Genable's therapeutic program targeting a genetic inherited retinal disease (IRD). With the acquisition, the Company acquired RhoNova™, a potential gene therapy targeting rhodopsin-linked autosomal dominant retinitis pigmentosa (RHO-adRP), an IRD that routinely leads to visual impairment and in the most severe cases to blindness. The consideration paid by the Company to Genable shareholders consisted of $6.1 million in cash and 265,000 shares of the Company's common stock with a fair value of $9.2 million, for total consideration of $15.3 million. In connection with the acquistion, a receivable due from Genable also was settled on the date of acquisition for $0.5 million. The Company incurred acquisition-related costs of approximately $0.3 million, which are included in general and administrative expenses on the consolidated statement of operations for the six months ended June 30, 2016.
The Company has accounted for the acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the purchase of Genable based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. The Company expects to finalize the allocation of the purchase price upon receipt of the final valuation for the acquired in-process research and development and goodwill and final resolution of post-closing working capital adjustments.  The completion and filing of federal and state tax returns for the purchased entity may result in adjustments to the carrying value of assets and liabilities.  Any adjustments to the preliminary fair values will be made as soon as practicable, but not later than one year from the March 7, 2016 acquisition date.

Recognition and measurement of assets acquired and liabilities assumed
The following table summarizes the preliminary fair values of the tangible and intangible assets acquired and liabilities assumed at the acquisition date, net of cash acquired at the acquisition date:

Cash acquired	$196,307
Other current assets	102,506
Acquired in-process research and development	15,490,000
Goodwill	2,096,119
Total assets assumed	17,884,932
Other non-current liabilities	254,753
Deferred tax liability	1,936,250
Total liabilities assumed	2,191,003
Total allocation of purchase price	$15,693,929
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

(7) Accrued expenses
Accrued expenses consist of the following:

	December 31, 2015	June 30, 2016
Compensation and benefits	$4,880,239	$3,472,809
Consulting and professional fees	432,346	1,010,970
Research and development	978,156	1,076,983
Other	238,522	362,042
Total accrued expenses	$6,529,263	$5,922,804

(8) Stockholders’ equity
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
For the six months ended June 30, 2015, the Company recorded compensation expense of $31,616 and $1.4 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the six months ended June 30, 2016, the Company recorded compensation expense of $31,538 and $0.7 million in general and administrative expense and research and development expense, respectively, related to the restricted shares.
At June 30, 2016, there was $1.3 million of unrecognized compensation expense related to restricted common shares which is expected to be recognized over a weighted-average period of 1.0 year.
The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2015	348,555	$4.83
Shares vested	(86,111)	$3.90
Nonvested shares at June 30, 2016	262,444	$5.14
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
In December 2015, the Company completed a follow-on public offering, having sold 2,266,995 shares of common stock at a public offering price of $47.00 per share, for aggregate gross proceeds of $106.5 million. The Company received net proceeds from the public offering of $99.4 million, after deducting underwriting discounts and commissions and other offering expenses.
In June 2016, the Company completed a follow-on public offering, having sold 3,025,000 shares of common stock at a public offering price of $45.00 per share, for aggregate gross proceeds of $136.1 million. The Company received net proceeds from the public offering of $127.6 million, after deducting underwriting discounts and commissions and other offering expenses.

(9) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2016, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,083,313 shares. As of June 30, 2016, 780,941 shares were available for future grants under the 2015 Plan.
In January 2016, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 270,828 shares. The 2015 ESPP will provide participating employees with the opportunity to purchase an aggregate of 490,828 shares of common stock. As of June 30, 2016, no shares were issued under the 2015 ESPP.
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2015	3,071,372	$22.99
Granted	1,252,850	$39.45
Exercised	(187,613)	$5.57
Canceled	(19,353)	$28.62
Outstanding at June 30, 2016	4,117,256	$28.76
Vested at June 30, 2016	973,630	$20.35
Vested at June 30, 2016 and expected to vest	4,117,256	$28.76

The weighted average remaining contractual term of options outstanding as of June 30, 2016 is 8.7 years. The weighted average remaining contractual term of options vested as of June 30, 2016 is 8.3 years.
During the six months ended June 30, 2015, the Company recorded compensation expense of $1.7 million and $2.1 million in research and development expense and general and administrative expense, respectively, related to stock options.
During the six months ended June 30, 2016, the Company recorded compensation expense of $4.4 million and $5.4 million in research and development expense and general and administrative expense, respectively, related to stock options.
At June 30, 2016, there was $61.1 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.0 years.
The weighted average grant date fair value of the options granted during the six months ended June 30, 2016 was $25.97 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	74.2%
Risk-free interest rate	1.75%
Expected term (in years)	6.08
Expected dividend yield	0.0%

The following table summarizes non-vested restricted common stock activity under the 2015 Plan:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2015	25,100	$60.03
Shares granted	39,500	$43.43
Shares canceled	(350)	$60.03
Nonvested shares at June 30, 2016	64,250	$49.82
Included in the above table are non-vested restricted stock grants to certain employees and consultants totaling 44,250 shares for which the vesting provisions are based on the achievement of certain Company milestones.
During the six months ended June 30, 2016, the Company recorded compensation expense of $0.5 million and $0.4 million in research and development expense and general and administrative expense, respectively, related to restricted common stock under the 2015 Plan. At June 30, 2016, there was $2.1 million of unrecognized compensation expense related to the restricted common stock.

(10) Related-party transactions
As of December 31, 2015 and June 30, 2016, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the three months ended June 30, 2015 and 2016, the Company recorded $0.2 million and $0.2 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations. For the six months ended June 30, 2015 and 2016, the Company recorded $0.4 million and $0.5 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the three months ended June 30, 2015 and 2016, the Company recorded $1.3 million and $1.5 million, respectively, as research and development expense. For the six months ended June 30, 2015 and 2016, the Company recorded $2.2 million and $3.3 million, respectively, as research and development expense.
As of December 31, 2015, $0.2 million and $1.7 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of June 30, 2016, $0.1 million and $1.2 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

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
In December 2014, the Company entered into a global collaboration agreement with Pfizer Inc. (Pfizer), for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any Factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company is primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. During each of the six month periods ended June 30, 2015 and 2016, the Company recognized $2.6 million of revenue related to the upfront payment. As of June 30, 2016, there is $5.2 million and $6.5 million of current and long term deferred revenue, respectively, related to this payment. During the six month periods ended June 30, 2015 and 2016, the Company recorded $0.8 million and $0.4 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the timing, scope or likelihood of regulatory filings and approvals, including the timing of our BLA submission for, and final FDA approval of, voretigene neparvovec;

•
the timing, progress and results of clinical trials for SPK-CHM, SPK-9001 and our other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;

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
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Our product candidates have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. Our initial focus is on treating orphan diseases, and in October 2015 we reported statistically significant results in a pivotal Phase 3 clinical trial of our first product candidate targeting rare genetic blinding conditions, which has received both breakthrough therapy and orphan product designation. Additionally, in May 2016, Pfizer Inc., or Pfizer, and we announced data which show encouraging phase 1/2 initial observations for our hemophilia B candidate.
We also have built a pipeline of product candidates targeting rare blinding conditions, hematologic disorders and neurodegenerative diseases. Our pipeline includes: a product candidate targeting choroideremia currently in a Phase 1/2 clinical trial; product candidates for the treatment of hemophilia including a hemophilia B product candidate currently in a Phase 1/2 clinical trial in collaboration with Pfizer and a preclinical product candidate for hemophilia A to which we retain global commercialization rights; a preclinical product candidate for the treatment of TPP1 deficiency, a form of Batten disease; and other preclinical programs.
Our most advanced product candidate, voretigene neparvovec (formerly referred to as SPK-RPE65), is intended to treat a genetic blinding condition, or inherited retinal disease, or IRD, caused by non sex-linked, or autosomal recessive, mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRD are affected by a range of severe visual impairments, notably night blindness, or nyctolopia, that make independent activities of daily living challenging and ultimately lead to blindness. For example, affected children often depend on visual aids to carry out classroom activities while adults with these diseases may face diminished employment opportunities and may be stripped of some of the rewards of parenting, such as watching a child play his or her favorite sport. We estimate that there are approximately 3,500 individuals with RPE65-mediated IRD in the United States, as well as France, Germany, Italy, Spain and the United Kingdom, which are referred to as the five major European markets. We have received orphan product designation for voretigene neparvovec for the treatment of RPE65-mediated IRD in both the United States and the European Union.
In October 2015, we announced positive top-line results from our pivotal Phase 3 clinical trial of voretigene neparvovec, the first successfully completed randomized controlled Phase 3 trial of a gene therapy for genetic disease in the United States. The trial of 31 subjects met with statistical significance its primary endpoint, the bilateral mobility test change score (p = .001), as well as the first two of three secondary endpoints, specifically full-field light sensitivity threshold testing, or FST, (p < .001) and the assigned first eye mobility test change score (p = .001). Statistical significance was not achieved for the third secondary endpoint, visual acuity (p = .17). To date, we have not observed any product candidate-related serious adverse events and no deleterious immune responses in either the Phase 3 trial or in earlier Phase 1 trials. Based on these positive results, we intend to submit a Biologics License Application, or BLA, for voretigene neparvovec with the U.S. Food and Drug Administration, or FDA, as the first step in executing our global regulatory and commercialization strategy. In April 2016, we submitted the non-clinical modules of the BLA to FDA which are the first components of a rolling BLA submission. We currently anticipate that the generation of certain data using validated quality control methods that are part of the chemistry, materials and controls, or CMC, modules of the BLA will occur in early 2017.
The Phase 3 trial demonstrated a statistically significant restoration of vision in subjects that were progressing toward complete blindness. On average, subjects that received voretigene neparvovec demonstrated an improvement of 1.9 light levels one year post-administration. Specifically, nearly two-thirds of the subjects in the intervention group achieved the maximum improvement measurable on the mobility test. Similarly, on average, intervention group subjects achieved a 100-fold improvement in light sensitivity as measured by FST.
In August 2016, we announced positive one-year follow-up data from the Phase 3 trial on the nine control subjects that crossed over after one year and received voretigene neparvovec. Eight of the nine subjects improved as measured by the bilateral mobility test, with all eight responders achieving the maximum improvement measurable. The average improvement among all nine subjects was 2.1 light levels. As measured by FST, eight of the nine crossover subjects improved, with the average improvement of all nine subjects being nearly 200-fold. There was one serious adverse event in one eye among the nine subjects that was determined to be related to the surgical procedure rather than voretigene neparvovec. This subject exhibited foveal thinning and a reduction in visual acuity after the surgical procedure, which did not return to baseline.
Voretigene neparvovec continues to demonstrate long-lasting effects as measured by both mobility testing and FST. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial, and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable improvement over three years from time of administration, with observation ongoing. Further, in the continuation of the Phase 3 trial, the original intervention group

(n = 20) that received voretigene neparvovec demonstrated sustained benefit two years post-treatment as measured by the bilateral mobility test. Average improvement of 1.9 light levels seen at one year was maintained at year two.
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
In March 2016, we acquired Genable Technologies Ltd, or Genable, an Ireland-based private gene therapy company with which we had collaborated since 2014 in the development of Genable's therapeutic program targeting a genetic IRD. With the acquisition, we acquired exclusive rights to RhoNova™, a potential targeting rhodopsin-linked autosomal dominant retinitis pigmentosa, or RHO-adRP, an IRD that routinely leads to visual impairment and in the most severe cases to blindness and that we believe affects approximately 12,000 people in the United States and the five major European markets.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Pfizer and we are developing proprietary, bio-engineered adeno-associated virus, or AAV, vectors utilizing a high-activity FIX transgene and a treatment protocol designed to mitigate immune responses seen in other hemophilia B gene therapy trials, including our own, that have limited the duration of efficacy. Under the terms of the agreement, we received a $20.0 million upfront payment in 2014, earned a $15 million milestone payment in December 2015 and are eligible to receive up to an additional $245.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales. Pfizer and we initiated a Phase 1/2 clinical trial of our lead SPK-FIX product candidate, SPK-9001, in 2015. In July 2016, FDA granted breakthrough therapy designation to SPK-9001.
In July 2016, Pfizer and we presented data that demonstrate that the initial-dose cohort of four subjects enrolled in the Phase 1/2 clinical trial of SPK-9001 experienced consistent and sustained factor IX activity levels following a single administration at a dose of 5 x 1011 vg/kg. Across the four subjects, as of July 12, 2016, average steady-state factor IX activity levels were 31.8% ± 6.9%, with a range of range 20% to 44% of normal, determined by averaging levels beginning at eight weeks post-administration through follow-up over 12 to 31 weeks. No sustained elevation in liver enzyme levels above 1.5x the upper limit of normal were seen. To date, SPK-9001 has been well-tolerated and no subjects have needed, or received, immunosuppression. None of the first four subjects, through a combined 76 weeks of observation, has received infusions of factor IX concentrates to prevent bleeding events. Only one precautionary infusion has taken place due to a suspected ankle bleed in one subject two days after administration of vector.
In our SPK-FVIII program for the treatment of hemophilia A, we recently nominated a lead product candidate, SPK-8011, that has demonstrated production of therapeutic levels of Factor VIII in multiple preclinical models at doses that have been safely delivered to humans in hemophilia B studies. We retain global commercialization rights to the SPK-FVIII program.
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
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $183.0 million as of June 30, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the six months ended June 30, 2015 and 2016, we incurred $17.7 million and $37.9 million of research and development expenses, respectively, and $10.0 million and $19.6 million of general and administrative expenses, respectively.
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
Through June 30, 2016, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $478.3 million. On February 4, 2015, we completed our initial public offering, or IPO, whereby we sold 8,050,000 shares of common stock, inclusive of 1,050,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $23.00 per share. Our shares began trading on the Nasdaq Global Select Market on January 30, 2015. The aggregate net proceeds received by us from the IPO were $168.9 million, net of underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock, including accrued dividends, converted into 10,200,500 shares of common stock.
On December 28, 2015, we closed a follow-on offering whereby we sold 2,266,995 shares of common stock at a price to the public of $47.00 per share. The aggregate net proceeds received by us from the follow-on offering were $99.4 million, net of underwriting discounts and commissions and offering expenses payable by us. On June 20, 2016, we closed a follow-on offering whereby we sold 3,025,000 shares of common stock at a price to the public of $45.00 per share. The aggregate net proceeds received by us from the follow-on offering were $127.6 million, net of underwriting discounts and commissions and offering expenses payable by us.

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
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During each of the six month periods ended June 30, 2015 and 2016, we recognized $2.6 million of revenue and, as of June 30, 2016, there were $5.2 million and $6.5 million of current and long-term deferred revenue, respectively, on our consolidated balance sheet related to this payment.
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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	completion of non-IND studies required to support the voretigene neparvovec program, including a natural history study;

•	expanding our medical affairs group;

•	certain pre-launch activities for voretigene neparvovec;

•	proposed regulatory submissions for voretigene neparvovec;

•	the Phase 1/2 clinical trial for SPK-CHM;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates, initially SPK-9001, that we are developing in collaboration with Pfizer;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs for hemophilia A, TPP1 deficiency and other liver and neurodegenerative diseases; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” beginning on page 25 of this Quarterly Report on Form 10-Q.
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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate continued increased expenses related to costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. Additionally, prior to the potential regulatory approval of our first product candidate, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to sales and marketing.

Results of operations
Comparison of the three months ended June 30, 2015 and 2016

	Three months ended June 30,
	2015	2016
	(in thousands)
Revenues	$1,289	$1,289
Operating expenses:
Research and development	9,344	19,622
General and administrative	6,333	10,677
Total operating expenses	15,677	30,299
Loss from operations	(14,388)	(29,010)
Interest income	52	334
Net loss	$(14,336)	$(28,676)

Revenues
In the three months ended June 30, 2015 and 2016, we recognized $1.3 million and $1.3 million, respectively, of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the three months ended June 30, 2015 were $9.3 million and for the three months ended June 30, 2016 were $19.6 million. The $10.3 million increase was due to a $8.6 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $1.7 million in external research and development expenses, primarily from an increase of $2.0 million in expenses related to studies for our other product candidates to support our advancing and expanding pipeline, offset by a decrease of $0.3 million associated with our SPK-CHM program.
The following table summarizes our research and development expenses by product candidate or program for the three months ended June 30, 2015 and 2016:

	Three months ended June 30,
	2015	2016
	(in thousands)
External research and development expenses:
Voretigene neparvovec	$1,347	$1,417
SPK-CHM	513	210
SPK-FIX	478	380
Other product candidates	649	2,638
Total external research and development expenses	2,987	4,645
Total internal research and development expenses	6,357	14,977
Total research and development expenses	$9,344	$19,622
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
Our general and administrative expenses for the three months ended June 30, 2015 were $6.3 million and for the three months ended June 30, 2016 were $10.7 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $4.4 million increase was primarily due to an increase of $3.2 million in salaries and related costs, including stock-based compensation, due to increased headcount and an increase of $1.2 million in legal and patent expenses, professional fees and other operating costs.

Comparison of the six months ended June 30, 2015 and 2016

	Six months ended June 30,
	2015	2016
	(in thousands)
Revenues	$3,563	$2,577
Operating expenses:
Research and development	17,678	37,873
General and administrative	10,018	19,551
Total operating expenses	27,696	57,424
Loss from operations	(24,133)	(54,847)
Interest income	63	594
Net loss	$(24,070)	$(54,253)

Revenues
In the six months ended June 30, 2015, we recognized $2.6 million of revenue associated with our Pfizer agreement and $1.0 million associated with a non-refundable payment from a biopharmaceutical company received in 2014 for a potential manufacturing technology agreement that did not occur. Discussions on the potential agreement concluded in March 2015.
In the six months ended June 30, 2016, we recognized $2.6 million of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the six months ended June 30, 2015 were $17.7 million and for the six months ended June 30, 2016 were $37.9 million. The $20.2 million increase was due to a $15.4 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $4.8 million in external research and development expenses, primarily from an increase of $1.8 million in expenses related to studies to support, and certain pre-launch activities for, voretigene neparvovec and $3.9 million related to other product candidates to support our advancing and expanding pipeline, offset by a decrease of $0.6 million associated with our SPK-FIX program and $0.3 million associated with our SPK-CHM program.

The following table summarizes our research and development expenses by product candidate or program for the six months ended June 30, 2015 and 2016:

	Six months ended June 30,
	2015	2016
	(in thousands)
External research and development expenses:
Voretigene neparvovec	$2,325	$4,083
SPK-CHM	962	640
SPK-FIX	1,182	603
Other product candidates	1,094	5,018
Total external research and development expenses	5,563	10,344
Total internal research and development expenses	12,115	27,529
Total research and development expenses	$17,678	$37,873
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
Our general and administrative expenses for the six months ended June 30, 2015 were $10.0 million and for the six months ended June 30, 2016 were $19.6 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $9.6 million increase primarily was due to an increase of $6.2 million in salaries and related costs, including stock-based compensation, due to increased headcount and an increase of $3.4 million in legal and patent expenses, professional fees and other operating costs.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six months ended June 30,
	2015	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,321)	$(31,055)
Investing activities	(2,512)	(165,518)
Financing activities	170,313	128,069
Net increase (decrease) in cash and cash equivalents	$148,480	$(68,504)

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
The net cash used in operating activities was $31.1 million for the six months ended June 30, 2016, and consisted of a net loss of $54.3 million adjusted for non-cash items, including depreciation expense of $1.7 million, stock-based compensation expense of $11.5 million, non-cash rent expense of $0.4 million and a net decrease in operating assets and liabilities of $10.4 million. The significant items in the change in operating assets and liabilities include a decrease in other receivable of $15.5 million, of which $15.0 million is related to payment due from Pfizer and an increase of $0.6 million in prepaid expenses and other assets, offset by a decrease in accounts payable and accrued expenses of $2.0 million and deferred revenue of $2.6 million.

Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2015 was $2.5 million, consisting of costs related to the purchase of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2016 was $165.5 million, consisting of purchases of marketable securities of $154.0 million, costs related to the purchase of property and equipment of $5.6 million and $5.9 million of cash consideration for the acquisition of Genable, net of cash acquired.

Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2015 was $170.3 million, which represents the proceeds from the issuance of common stock in our IPO, net of expenses.
Net cash provided by financing activities for the six months ended June 30, 2016 was $128.1 million, which consisted of $127.7 million of net proceeds from our follow-on public offering in June 2016 and $1.1 million from the exercise of stock options during the first half of 2016, offset by expenses of $0.7 million paid in the first quarter of 2016 related to our follow-on offering in December 2015.

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
The expected use of our cash, cash equivalents and marketable securities of $379.1 million as of June 30, 2016 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and the net proceeds from this offering.
Based on our planned use of our cash, cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to complete the submission of a BLA and prepare for commercialization of voretigene neparvovec, complete our Phase 1/2 trial for SPK-CHM, complete our Phase 1/2 trial of SPK-9001 in collaboration with Pfizer, continue ongoing development of our SPK-FVIII program for the treatment of hemophilia A, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2019. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaboration with Pfizer. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $379.1 million, primarily invested in U.S. government agency and corporate securities, cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at June 30, 2016, the net fair value of our marketable securities would have resulted in a hypothetical decline of approximately $0.6 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred net losses. Our net losses were $24.7 million and $54.2 million for the six months ended June 30, 2015 and 2016, respectively. As of June 30, 2016, we had an accumulated deficit of $183.0 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and two follow-on offerings, which closed on December 21, 2015 and June 20, 2016. We received net proceeds from the IPO and follow-on offerings of $395.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•
prepare our BLA and marketing authorization application, or MAA, for voretigene neparvovec and seek marketing approvals for any of our other product candidates that successfully complete clinical trials;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-CHM and SPK-9001;

•	continue IND-enabling studies and commence Phase 1/2 clinical trials for our SPK-FVIII and SPK-TPP1 programs;

•	initiate additional preclinical studies and clinical triails for our other product candidates;

•	seek to identify additional product candidates;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	build out additional laboratory and cGMP manufacturing capacity;

•	further develop our gene therapy platform;

•	expand our medical affairs efforts;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.
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
Our operations have consumed significant amounts of cash since inception. As of June 30, 2016, our cash and cash equivalents and marketable securities were $379.1 million. Our research and development expenses increased from $17.7 million for the six months ended June 30, 2015 to $37.9 million for the six months ended June 30, 2016. We estimate that our cash and cash equivalents and marketable securities as of June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements into 2019.
Our future capital requirements will depend on many factors, including:

•	the costs of preparing and filing a BLA with FDA and an MAA with EMA for voretigene neparvovec;

•	the cost and our ability to establish commercial infrastructure and manufacturing capabilities required to support the launch of voretigene neparvovec;

•	whether additional clinical testing is required to secure regulatory approvals for all intended or desired indications of voretigene neparvovec;

•	the scope, progress, results and costs of drug discovery, recruitment, laboratory testing, preclinical development and clinical trials for our other product candidates;

•	the costs associated with the build out of additional laboratory and cGMP manufacturing capacity;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sale of our products, including amounts reimbursed by government and third party payors should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our current collaboration agreements remaining in effect and our achievement of milestones under those agreements;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other product candidates and technologies.
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
We have concentrated our research and development efforts on our gene therapy platform, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Although we intend to leverage our experience with voretigene neparvovec, we may be unable to reduce development timelines and costs for our other IRD gene therapy development programs. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing our products on a timely or profitable basis, if at all. For example, we, a collaborator or another group may uncover a previously unknown risk associated with AAV, and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.
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

The results from our pivotal Phase 3 clinical trial for voretigene neparvovec may not support as broad a marketing approval as we seek, and FDA and EMA may require us to conduct additional clinical trials or evaluate subjects for an additional follow-up period.
While we believe voretigene neparvovec should be applicable for the treatment of patients with any IRD mediated by RPE65 mutations, the results from our pivotal Phase 3 clinical trial for voretigene neparvovec, which included only subjects diagnosed with LCA due to RPE65 mutations, may not support as broad a marketing approval as we seek. Even if we obtain regulatory approval for voretigene neparvovec, we might obtain marketing approval only to treat patients diagnosed with LCA due to RPE65 mutations, based on the inclusion criteria of the Phase 3 trial and the absence of data for patients diagnosed with RPE65-mediated IRDs other than LCA. If voretigene neparvovec is not approved for RPE65-mediated IRDs other than LCA, we may be required by FDA and EMA to conduct additional clinical trials to support approval of voretigene neparvovec for patients with patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. This could result in our experiencing substantial delays in obtaining, or never obtaining, marketing approval for voretigene neparvovec to treat patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. The inability to market voretigene neparvovec to treat patients with these other clinical classifications would have a material adverse effect on our projected revenues from voretigene neparvovec and our business, financial condition, results of operations and prospects.
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that FDA or other regulatory authorities may not consider the endpoints of our clinical trials, including our Phase 3 clinical trial for voretigene neparvovec, to provide clinically meaningful results.
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
FDA described, in general terms, the criteria by which it will judge the validity of the primary efficacy endpoint we chose for our pivotal Phase 3 clinical trial of voretigene neparvovec. FDA has communicated that guidance through comments on our request for a Special Protocol Assessment, or SPA, which was submitted in 2009, and during subsequent regulatory meetings. FDA stated that the primary endpoint should be clinically meaningful, reflecting a tangible benefit to patients. Further, FDA stated that, preferably, the benefit would improve quality of life, a standard that can be difficult to validate. We voluntarily withdrew our SPA submission at FDA’s request to allow FDA more time for a comprehensive assessment of the Phase 3 trial design. A subsequent Advisory Committee in June 2011 addressed a number of these elements. EMA’s only comment on the validity of the primary endpoint for our pivotal Phase 3 clinical trial was to use only the binocular testing condition. There can be no assurances that FDA or EMA will not have additional questions or comments with respect to our data analyses or any of the endpoints of our Phase 3 trial or that we will adequately address any questions or comments that they may have.
We developed a mobility test of functional vision that measures subjects’ ability to navigate a specially designed course at incrementally reduced lighting conditions. The subjects follow black arrows on white tiles on the floor around the course, while avoiding common obstacles such as waste baskets. This mobility test is designed to measure improvements in peripheral vision and improvements in night blindness. These are two predominant visual deficits in patients with RPE65-mediated IRDs. The mobility test for our pivotal Phase 3 clinical trial of voretigene neparvovec used seven decreasing increments of light designed to correspond to light conditions encountered during daily activities and in common environments, such as the interior of a shopping mall, the inside of a stairwell and an outdoor parking lot at night. We defined our primary efficacy endpoint as the ability to navigate the course accurately within a given timeframe, at one or more lighting levels lower than the level at which a subject previously had been able to complete the course.
At an FDA advisory committee meeting on gene therapy products for the treatment of retinal disorders convened by CBER in June 2011, we presented a summary of our clinical data to date, as well as our then-proposed Phase 3 trial design. In May 2012, reviewers from FDA, CBER and several ophthalmologists from FDA provided feedback on our proposed mobility test stating that improvement in the ability to navigate at a lower lighting condition may represent an improvement in visual function. FDA requested that we justify a change score on the endpoint that would reliably confer clinical benefit and power our trial accordingly. In the protocol for the Phase 3 trial submitted to FDA, we described in detail our primary endpoint based on a change score of positive one or more light levels. FDA allowed our clinical trial to proceed using that endpoint, even though FDA has authority to place a clinical trial on hold if the protocol for an investigation is “clearly deficient” in design to meet its stated objectives. Through continuing dialogue pursuant to the breakthrough therapy designation of voretigene neparvovec, we modified the designation of pupillary light reflex to be an exploratory endpoint and the analysis of the mobility test change score for an assigned first eye became a secondary endpoint, resulting in three secondary endpoints: full-field light sensitivity threshold testing, the assigned first eye mobility test change score and visual acuity.
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
Additionally, for the Phase 3 trial, we enrolled subjects as young as four years of age (compared to subjects as young as eight years of age in our earlier Phase 1 trials). Even though both arms of the Phase 3 trial were balanced as to age, there is a risk that regulators may question whether subjects at this age could demonstrate improvement in the mobility test as a result of their cognitive development, and not due to voretigene neparvovec. The mobility test is not designed to detect the extent to which improvement is a result of cognitive development versus the impact of voretigene neparvovec, therefore, potentially calling into question efficacy results for younger-age subjects. Further, while certain of our secondary endpoints, such as measuring visual acuity, traditionally have been used in clinical settings, due to the unique deficits faced by subjects with IRDs, these traditional tests may not adequately assess patients’ ability to independently carry out activities of daily living. As a result of any of the above, FDA may decide that our results are not clinically meaningful which could delay or prevent approval of voretigene neparvovec, and could result in FDA or other regulatory authorities requiring us to conduct additional clinical trials.
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
We have limited safety and no clinical efficacy data for the use of SPK-CHM in humans. We have limited safety and clinical efficacy data for the use of SPK-9001 in humans. In addition, we have no clinical data demonstrating either the safety or efficacy of our current SPK-FVIII or SPK-TPP1 product candidates in humans. There can be no assurance that the success we achieved in the preclinical studies for any of our product candidates ultimately will result in success in our planned clinical trials. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
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

In addition to any potential side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. For example, FDA placed our second open-label Phase 1 clinical trial, which we refer to as our 102 trial, on a clinical hold temporarily when we voluntarily halted enrollment and reported a serious adverse event arising from a steroid injection given following administration of voretigene neparvovec to manage post-operative inflammation related to the standard vitrectomy procedure subjects undergo prior to administration of voretigene neparvovec. We subsequently adjusted the protocol regarding the use of local steroids and FDA released the clinical hold, allowing the trial to proceed.
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
Voretigene neparvovec has been granted orphan drug designation by FDA and the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-CHM has been granted orphan drug designation by FDA and the European Commission for the treatment of choroideremia. SPK-TPP1 has been granted orphan product designation by FDA for the treatment of of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
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
We have received breakthrough therapy designation for voretigene neparvovec for nyctalopia in patients with LCA due to RPE65 mutations, as confirmed by genetic testing. We have received breakthrough therapy designation for SPK-9001 for the treatment of hemophilia B. We may, in the future, apply for breakthrough therapy designation for other product candidates in the United States. A breakthrough therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: (i) intensive guidance on an efficient drug development program; (ii) intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and (iii) a rolling review process whereby FDA may consider reviewing portions of a BLA before the sponsor submits the complete application. Product candidates designated as breakthrough therapies by FDA may be eligible for priority review if supported by clinical data.
Designation as a breakthrough therapy is within the discretion of FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, FDA may disagree. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by FDA. In addition, even though voretigene neparvovec and SPK-9001 have been designated as breakthrough therapy product candidates, FDA may later decide that one or both no longer meet the conditions for designation or decide that the time period for FDA review or approval will not be shortened.
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
Regulatory authorities also may approve a product candidate for more limited indications than requested (such as approving voretigene neparvovec for the treatment of patients diagnosed with LCA due to RPE65 mutations but not for the treatment of patients with RP due to RPE65 mutations or other RPE65-mediated IRDs) or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.
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
Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years, and each of our clinical trials for voretigene neparvovec, SPK-CHM and SPK-9001 includes a 15-year long-term follow-up phase. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
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
We are aware of companies focused on developing gene therapies in various indications, including Abeona Therapeutics Inc., Adverum Biotechnologies, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical Inc., Audentes Therapeutics, Inc., AveXis, Inc., bluebird bio, Inc., Dimension Therapeutics, Inc., Freeline Therapeutics, GenSight Biologics S.A., Horama SAS, Lysogene SAS, MeiraGTx Limited, NightstaRx Ltd., REGENEXBIO Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
For our particular programs, the main competitors include:

•
Voretigene neparvovec. While no approved pharmacologic agents exist for patients with RPE65-mediated IRDs, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded RP patients. QLT Inc. completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

•
SPK-CHM. We are aware that NightstaRx Ltd. is developing an AAV-based gene therapy for the treatment of choroideremia. NightstaRx Ltd. has been granted orphan product designation by the European Commission and FDA for this product candidate for the treatment of choroideremia and is conducting a Phase 1/2 trial.

•
SPK-FIX. Hemophilia B patients typically are treated by a variety of plasma-derived, recombinant or long-acting products that are produced by a number of companies, including Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Shire, PLC, Dimension Therapeutics, Inc., Sangamo BioSciences, Inc., Freeline Therapeutics and uniQure N.V.

•
SPK-FVIII. The only therapies currently available for moderate to severe hemophilia A are intravenously administered FVIII protein or its derivatives. The main competitors with product candidates under development to treat hemophilia A include BioMarin Pharmaceutical Inc., Dimension Therapeutics Inc. in collaboration with Bayer HealthCare, uniQure N.V., Sangamo Biosciences, Inc., Telethon Institute for Gene Therapy in collaboration with Biogen Inc., Alnylam Incorporated, Novo Nordisk A/S and Roche Holding AG.

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
Our global collaboration agreement with Pfizer, into which we entered in December 2014, as amended in June 2016, relates to the development and commercialization of product candidates for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for clinical development through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, seeking regulatory approvals and commercialization.
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
As part of our plan to market voretigene neparvovec through a limited number of centers that specialize in treating IRDs, we will need to train additional vitreoretinal surgeons to perform the procedure necessary to administer voretigene neparvovec to patients safely and effectively via sub-retinal injection. This procedure requires significant skill and training. If we are unable to recruit or train sufficient retinal surgeons to perform the procedure properly, the availability of voretigene neparvovec could be substantially diminished, which would adversely affect our business, financial condition, results of operations and prospects.
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

•
federal civil and criminal false claims laws and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. The PPACA provides and recent government cases against pharmaceutical and medical device manufacturers support the view that Federal Anti-

Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;

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
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, certain patents in the field of gene therapy that may have otherwise potentially provided patent protection for certain of our product candidates have expired or will soon expire. In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which we believe precludes our ability to obtain patent protection for certain inventions relating to such work. As a result, we have not sought, and may be unable to seek, patent protection for SPK-CHM to treat choroideremia or for voretigene neparvovec to treat RPE65-mediated IRDs other than LCA. Consequently, we will not be able to assert any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our voretigene neparvovec, SPK-CHM, SPK-FIX, SPK-FVIII, and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize product candidates in our voretigene neparvovec, SPK-CHM, SPK-FIX, SPK-FVIII, and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.
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
Risks related to ownership of our common stock
Our executive officers, directors and principal stockholders maintain the ability to exert substantial influence over matters submitted to stockholders for approval.
As of August 3, 2016, our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 30.8% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, may control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of August 3, 2016, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in connection with our acquisition of Genable, on June 3, 2016 we filed a resale registration statement to register the 265,000 shares of common stock we issued to Genable shareholders as part of the transaction. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of August 3, 2016, we had outstanding options to purchase an aggregate of 4,078,000 shares of our common stock, of which options to purchase 1,002,837 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

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
We have broad discretion in the use of our cash, cash equivalents and marketable securities and may not use them effectively.
Our management has broad discretion in the application of our cash, cash equivalents and marketable securities and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.
Commencing January 1, 2017 we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply.
We currently are an “emerging growth company,” or EGC, as defined in the JOBS Act. As of June 30, 2016, the market value of our common stock that was held by non-affiliates exceeded $700 million and, therefore, we will no longer qualify for such status commencing January 1, 2017.  As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company, beginning with our Annual Report on Form10-K filed for the fiscal year 2016. These requirements include:

•	being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•
being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
In addition, we will no longer be able to take advantage of an extended transition period for complying with new or revised accounting standards.
We incur increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.
As a public company we incur, and particularly commencing January 1, 2017, when we will no longer be an EGC, we will incur further, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Commencing January1, 2017, when we will no longer be an EGC, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of June 30, 2016, the entire amount of the net proceeds is included as cash and cash equivalents.

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

Date: August 10, 2016
SPARK THERAPEUTICS, INC.

	By:	/s/ Jeffrey D. Marrazzo
Jeffrey D. Marrazzo
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1†	Amendment No. 1, dated June 9, 2016 to the License Agreement dated December 6, 2014 between the Registrant and Pfizer					X

10.2	Form of Employment Agreement for executive officers					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and June 30, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.
X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.