Form 10-Q
period 2016-09-30
Spark Therapeutics, Inc.
filed 2016-11-04
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016 there were 30,773,048 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets
(unaudited)

	December 31, 2015	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$293,530,590	$90,615,538
Marketable securities	—	216,033,237
Other receivables	16,944,568	1,020,962
Prepaid expenses and deferred financing costs	1,132,626	1,565,490
Total current assets	311,607,784	309,235,227
Marketable securities	—	51,920,715
Property and equipment, net	16,999,445	19,788,497
Acquired-in-process research and development	—	15,490,000
Goodwill	—	2,096,119
Other assets	1,165,285	1,005,475
Total assets	$329,772,514	$399,536,033
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,687,594	$8,629,440
Accrued expenses and other	6,529,263	9,279,023
Current portion of long-term debt	—	274,978
Current portion of deferred rent	715,959	761,236
Current portion of deferred revenue	5,182,835	5,168,674
Total current liabilities	22,115,651	24,113,351
Long-term debt	—	1,300,428
Long-term deferred rent	8,084,509	7,496,257
Long-term deferred revenue	9,034,559	5,168,674
Deferred tax liability	—	1,936,250
Total liabilities	39,234,719	40,014,960
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued 27,082,493 and 30,766,362 shares at December 31, 2015 and September 30, 2016, respectively; 27,073,287 and 30,757,156 outstanding at December 31, 2015 and September 30, 2016, respectively	27,083	30,766
Additional paid-in capital	419,791,732	575,640,376
Accumulated other comprehensive loss	—	(53,816)
Treasury stock, at cost 9,206 shares at December 31, 2015 and September 30, 2016	(552,636)	(552,636)
Accumulated deficit	(128,728,384)	(215,543,617)
Total stockholders’ equity	290,537,795	359,521,073
Total liabilities and stockholders’ equity	$329,772,514	$399,536,033

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Revenues	$1,302,789	$1,302,789	$4,865,885	$3,880,046
Operating expenses:
Research and development	11,796,455	22,384,109	29,474,535	60,257,545
General and administrative	6,461,675	12,049,954	16,479,678	31,600,567
Total operating expenses	18,258,130	34,434,063	45,954,213	91,858,112
Loss from operations	(16,955,341)	(33,131,274)	(41,088,328)	(87,978,066)
Interest income	54,781	574,934	117,419	1,168,900
Interest expense	—	(6,067)	—	(6,067)
Net loss	(16,900,560)	(32,562,407)	(40,970,909)	(86,815,233)
Preferred stock dividends	—	—	(634,794)	—
Net loss applicable to common stockholders	$(16,900,560)	$(32,562,407)	$(41,605,703)	$(86,815,233)
Basic and diluted net loss per common share	$(0.70)	$(1.07)	$(1.88)	$(3.08)
Weighted average basic and diluted common shares outstanding	24,138,020	30,368,354	22,078,269	28,218,850

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	$—	$(126,943)	$—	$(56,066)
Foreign exchange translation adjustments	—	(1,003)	—	2,250
Total comprehensive loss	$(16,900,560)	$(32,690,353)	$(41,605,703)	$(86,869,049)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows
(unaudited)

	Nine months ended September 30,
	2015	2016
Cash flows from operating activities:
Net loss	$(40,970,909)	$(86,815,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash rent expense	362,971	(542,975)
Depreciation expense	1,245,569	2,613,420
Stock-based compensation expense	8,479,278	17,301,617
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(634,856)	(262,144)
Other receivables	(1,006,848)	15,517,533
Accounts payable and accrued expenses	7,654,292	4,221,805
Deferred revenue	(4,865,885)	(3,880,046)
Net cash used in operating activities	(29,736,388)	(51,846,023)
Cash flows from investing activities:
Purchases of marketable securities	—	(273,010,018)
Maturity of marketable securities	—	5,000,000
Payment for acquisition, net of cash acquired	—	(5,911,243)
Purchases of property and equipment	(3,077,736)	(7,466,103)
Net cash used in investing activities	(3,077,736)	(281,387,364)
Cash flows from financing activities:
Proceeds from exercise of stock options	92,924	1,834,196
Proceeds from public offerings of common stock, net	170,313,435	126,908,733
Proceeds from long-term debt	—	1,600,000
Payments on long-term debt	—	(24,594)
Net cash provided by financing activities	170,406,359	130,318,335
Net increase (decrease) in cash and cash equivalents	137,592,235	(202,915,052)
Cash and cash equivalents, beginning of period	74,566,963	293,530,590
Cash and cash equivalents, end of period	$212,159,198	$90,615,538
Supplemental disclosure of cash flow information:

Property and equipment purchases included in accounts payable and accrued expenses	$834,986	$623,117

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

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $215.5 million at September 30, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. The Company will need additional financing to fund its operations and to commercially develop its product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly-owned subsidiary have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2015 and 2016 and cash flows for the nine months ended September 30, 2015 and 2016. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
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

(c) Fair value of financial instruments
Management believes that the carrying amounts of the Company’s consolidated financial instruments, including cash equivalents, other receivables and accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. Management believes the carrying value of debt approximates fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions.

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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2015 and 2016 as they would be anti-dilutive:

	September 30,
	2015	2016
Unvested restricted common shares	391,607	296,621
Options issued and outstanding	3,257,701	4,109,025

(h) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of September 30, 2016 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

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
In February 2016, the FASB issued ASU 2016-02, “Leases.” Accounting Standard Update (ASU) 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not evaluated the impact of the updated guidance on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 intends to reduce the cost and complexity of accounting for share-based payments. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company early adopted the guidance as of March 31, 2016 and the impact was immaterial to the Company's consolidated financial statements.

(4) Marketable securities
The following table summarizes the available-for-sale securities held at September 30, 2016:

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2016
U.S. government agency and corporate securities	$268,010,018	$76,975	$(133,041)	$267,953,952
No available-for-sale securities held as of September 30, 2016 had remaining maturities greater than two years.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2015:
Assets:
Money market funds (included in cash and cash equivalents)	$293,530,590	—	—
At September 30, 2016:
Assets:
Money market funds (included in cash and cash equivalents)	$90,376,090	—	—
Marketable securities	$267,953,952

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2016 consisted primarily of money market funds.
(b) Marketable securities
The amortized cost of available-for-sale marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2016, the balance in the Company's accumulated other comprehensive loss was primarily composed of activity related to the Company's available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities during the three or nine months ended September 30, 2016 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

(6) Business Acquisition of Genable
On March 7, 2016, the Company acquired Genable Technologies, Ltd. (Genable), an Ireland-based private gene therapy company with which the Company had collaborated since 2014 in the development of Genable's therapeutic program targeting a genetic inherited retinal disease (IRD). With the acquisition, the Company acquired RhoNova™, a potential gene therapy targeting rhodopsin-linked autosomal dominant retinitis pigmentosa (RHO-adRP), an IRD that routinely leads to visual impairment and in the most severe cases to blindness. The consideration paid by the Company to Genable shareholders consisted of $6.1 million in cash and 265,000 shares of the Company's common stock with a fair value of $9.2 million, for total consideration of $15.3 million. In connection with the acquistion, a receivable due from Genable also was settled on the date of acquisition for $0.5 million. The Company incurred acquisition-related costs of approximately $0.3 million, which are included in general and administrative expenses on the consolidated statement of operations for the nine months ended September 30, 2016.
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

(7) Accrued expenses
Accrued expenses consist of the following:

	December 31, 2015	September 30, 2016
Compensation and benefits	$4,880,239	$5,455,096
Consulting and professional fees	432,346	1,506,794
Research and development	978,156	1,677,539
Other	238,522	639,594
Total accrued expenses	$6,529,263	$9,279,023

(8) Stockholders’ equity
The Company’s certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares. The Company has authorized 150,000,000 shares of common stock and 5,000,000 shares of preferred stock.

(a) Convertible preferred
In 2013 and 2014 the Company issued shares of Series A Stock and Series B Stock convertible preferred stock, respectively. Every five shares of Series A Stock and Series B Stock were to automatically convert into one share of common stock at a qualified Initial Public Offering, or IPO, as defined, or upon approval by holders of at least 87.5% of the Series B Stock, subject to certain customary antidilution adjustments contained in the Company’s certificate of incorporation. The Series A Stock and Series B Stock were entitled to receive cumulative dividends at 8% per annum, which accrued from day to day beginning November 23, 2014 and were payable upon conversion, an event of liquidation or a qualified IPO, in each case, in shares of Series A Stock and Series B Stock, as applicable. As of February 4, 2015, dividends of $1.3 million had accumulated, and in connection with the IPO, were declared and converted along with all outstanding shares of Series A Stock and Series B Stock into an aggregate of 10,200,050 shares of common stock.

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
For the nine months ended September 30, 2015, the Company recorded compensation expense of $47,559 and $1.4 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the nine months ended September 30, 2016, the Company recorded compensation expense of $47,481 and $1.3 million in general and administrative expense and research and development expense, respectively, related to the restricted shares.
At September 30, 2016, there was $1.1 million of unrecognized compensation expense related to restricted common shares which is expected to be recognized over a weighted-average period of 0.8 years.
The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2015	348,555	$4.83
Shares vested	(129,167)	$3.90
Nonvested shares at September 30, 2016	219,388	$5.38
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

(9) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2016, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,083,313 shares. As of September 30, 2016, 602,566 shares were available for future grants under the 2015 Plan.
In January 2016, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 270,828 shares. The 2015 ESPP will provide participating employees with the opportunity to purchase an aggregate of 490,828 shares of common stock. As of September 30, 2016, no shares were issued under the 2015 ESPP.
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2015	3,071,372	$22.99
Granted	1,419,250	$41.59
Exercised	(354,569)	$5.17
Canceled	(27,028)	$32.10
Outstanding at September 30, 2016	4,109,025	$30.89
Vested at September 30, 2016	1,026,013	$23.51
Vested at September 30, 2016 and expected to vest	4,109,025	$30.89

The weighted average remaining contractual term of options outstanding as of September 30, 2016 is 8.6 years. The weighted average remaining contractual term of options vested as of September 30, 2016 is 8.1 years.
During the nine months ended September 30, 2015, the Company recorded compensation expense of $2.9 million and $4.0 million in research and development expense and general and administrative expense, respectively, related to stock options.
During the nine months ended September 30, 2016, the Company recorded compensation expense of $6.7 million and $8.9 million in research and development expense and general and administrative expense, respectively, related to stock options.
At September 30, 2016, there was $61.6 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.9 years.
The weighted average grant date fair value of the options granted during the nine months ended September 30, 2016 was $27.51 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility	74.5%
Risk-free interest rate	1.70%
Expected term (in years)	6.11
Expected dividend yield	0.0%

The following table summarizes non-vested restricted common stock activity under the 2015 Plan:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2015	25,100	$60.03
Shares granted	59,500	$44.35
Shares canceled	(700)	$60.03
Shares vested	(6,667)	$37.06
Nonvested shares at September 30, 2016	77,233	$49.94
Included in the above table are non-vested restricted stock grants to certain employees and consultants totaling 43,900 shares for which the vesting provisions are based on the achievement of certain Company milestones.
During the nine months ended September 30, 2016, the Company recorded compensation expense of $49,073 and $0.2 million in research and development expense and general and administrative expense, respectively, related to restricted common stock under the 2015 Plan. At September 30, 2016, there was $2.5 million of unrecognized compensation expense related to the restricted common stock.

(10) Related-party transactions
As of December 31, 2015 and September 30, 2016, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the three months ended September 30, 2015 and 2016, the Company recorded $0.1 million and $0.2 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations. For the nine months ended September 30, 2015 and 2016, the Company recorded $0.5 million and $0.7 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the three months ended September 30, 2015 and 2016, the Company recorded $1.8 million and $2.1 million, respectively, as research and development expense. For the nine months ended September 30, 2015 and 2016, the Company recorded $4.0 million and $5.4 million, respectively, as research and development expense.
As of December 31, 2015, $0.2 million and $1.7 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of September 30, 2016, $0.9 million and $1.2 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

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
In December 2014, the Company entered into a global collaboration agreement with Pfizer Inc. (Pfizer), for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any Factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company is primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. During each of the nine month periods ended September 30, 2015 and 2016, the Company recognized $3.9 million of revenue related to the upfront payment. As of September 30, 2016, there is $5.2 million and $5.2 million of current and long term deferred revenue, respectively, related to this payment. During the nine month periods ended September 30, 2015 and 2016, the Company recorded $1.1 million and $1.2 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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

•	our estimates regarding the potential market opportunity for our product candidates;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs for our other product candidates;

•	our ability to achieve milestones and receive payments under our collaborations;

•	our plans to develop and commercialize our product candidates;

•	our commercialization, medical affairs, marketing and manufacturing capabilities and strategy;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the scalability and commercial viability of our proprietary manufacturing processes;

•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy in general;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our expectations related to our use of our capital resources;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	the impact of government laws and regulations.
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

Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Our product candidates have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. Our initial focus is on treating orphan diseases. In October 2015, we reported statistically significant results in a pivotal Phase 3 clinical trial of our first product candidate targeting rare genetic blinding conditions, which has received both breakthrough therapy and orphan product designation. Additionally, in July 2016, Pfizer Inc., or Pfizer, and we announced updated data which show encouraging Phase 1/2 initial observations for our hemophilia B product candidate.
We have built a pipeline of additional product candidates targeting rare blinding conditions, hematologic disorders and neurodegenerative diseases. Our pipeline includes: a product candidate targeting choroideremia, or CHM, currently in a Phase 1/2 clinical trial; a preclinical product candidate for hemophilia A to which we retain global commercialization rights; a preclinical product candidate for the treatment of TPP1 deficiency, a form of Batten disease; and other preclinical programs.
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
In October 2015, we announced positive top-line results from our pivotal Phase 3 clinical trial of voretigene neparvovec, the first successfully completed randomized controlled Phase 3 trial of a gene therapy for genetic disease in the United States. The trial of 31 subjects met with statistical significance its primary endpoint, the bilateral multi-luminance mobility test, or MLMT, change score (p = .001), as well as the first two of three secondary endpoints, specifically full-field light sensitivity threshold testing, or FST, (p < .001) and the assigned first eye MLMT change score (p = .001). Statistical significance was not achieved for the third secondary endpoint, visual acuity (p = .17). To date, we have not observed any product candidate-related serious adverse events and no deleterious immune responses in either the Phase 3 trial or in earlier Phase 1 trials. Based on these positive results, we intend to submit a Biologics License Application, or BLA, for voretigene neparvovec with the U.S. Food and Drug Administration, or FDA, as the first step in executing our global regulatory and commercialization strategy. In April 2016, we submitted the non-clinical modules of the BLA to FDA which are the first components of a rolling BLA submission. We currently anticipate that the generation of certain data using validated quality control methods that are part of the chemistry, materials and controls, or CMC, modules of the BLA will occur in early 2017.
The Phase 3 trial demonstrated a statistically significant improvement of vision in subjects that were progressing toward complete blindness. On average, subjects in the intervention group demonstrated an improvement of 1.9 light levels on the MLMT one year post-administration. Specifically, nearly two-thirds of these subjects achieved the maximum improvement measurable on the MLMT. Similarly, on average, these subjects achieved a 100-fold improvement in light sensitivity as measured by FST.
In August 2016, we announced positive one-year follow-up data from the Phase 3 trial on the nine control subjects that crossed over after one year and received voretigene neparvovec. Eight of the nine subjects improved as measured by the MLMT, with all eight responders achieving the maximum improvement measurable. The average improvement among all nine subjects was 2.1 light levels. As measured by FST, eight of the nine crossover subjects improved, with the average improvement of all nine subjects being nearly 200-fold. There was one serious adverse event in one eye among the nine subjects that was determined to be related to the surgical procedure rather than voretigene neparvovec. This subject exhibited foveal thinning and a reduction in visual acuity after the surgical procedure, which did not return to baseline.
Voretigene neparvovec continues to demonstrate long-lasting effects as measured by both MLMT and FST. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial, and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable improvement over three years from time of administration, with observation ongoing. Further, in the continuation of the Phase 3 trial, the original intervention group (n = 20) that received voretigene neparvovec demonstrated sustained benefit two years post-treatment as measured by the bilateral MLMT. Average improvement of 1.9 light levels seen at year one was maintained at year two.
We are pursuing other follow-on product candidates targeting other IRDs, including SPK-CHM for the treatment of CHM. CHM is an IRD linked to the X-chromosome, which manifests in affected males in childhood as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. For CHM patients, it is often in middle age, when people typically are at or near their greatest income-earning potential, that visual impairment begins to limit independent activities of daily living leading to a severe decrease in vision. CHM ultimately results in blindness. We have completed enrollment of subjects in the second cohort of our dose escalating Phase 1/2 trial for SPK-CHM and continue to follow subjects in the trial. To date, SPK-CHM has been well tolerated and we have not observed any product candidate-related serious adverse events in this trial. We have received orphan product designation for SPK-CHM for the treatment of CHM in both the United States and the European Union.
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
In July 2016, Pfizer and we presented updated data that demonstrate that the initial-dose cohort of four subjects enrolled in the Phase 1/2 clinical trial of SPK-9001 experienced consistent and sustained factor IX activity levels following a single administration at a dose of 5 x 1011 vg/kg. Across the four subjects, as of July 12, 2016, average steady-state factor IX activity levels were 31.8% ± 6.9%, with a range of range 20% to 44% of normal, determined by averaging levels beginning at eight weeks post-administration through follow-up over 12 to 31 weeks.
In November 2016, Pfizer and we presented updated data from the Phase 1/2 clinical trial in an abstract that will be presented at the plenary scientific session of the American Society of Hematology on December 4, 2016. As of the August 4, 2016, abstract cut-off date, there were seven participants enrolled in the trial at the initial dose. The first four participants continue to demonstrate mean factor IX activity levels above 30% and the additional three participants are at earlier stages of assessment. As of the cutoff date, through a combined 104 weeks of observation, none of the participants has had a bleeding event or received infusions of factor IX concentrates to prevent bleeding events, and SPK-9001 has been well tolerated, with no sustained elevation in liver enzyme levels above 1.5x the upper limit of normal. Since the abstract cutoff date, on of the additional three participants in the trial manifested an immune response to the AAV capsid, accompanied by a drop in factor IX activity level, and was put on a tapering course of corticosteriods. No other particpant in the trial has required the use of corticosteriods.
In our SPK-FVIII program for the treatment of hemophilia A, our lead product candidate, SPK-8011, has demonstrated production of therapeutic levels of Factor VIII in multiple preclinical models at doses that have been safely delivered to humans in hemophilia B studies. We retain global commercialization rights to the SPK-FVIII program.
We are developing a lead neurodegenerative disease product candidate in our SPK-TPP1 program that has demonstrated compelling preclinical proof-of-concept in one naturally occurring preclinical model of TPP1 deficiency, a form of Batten disease, a fatal neurological disorder involving mutations of the TPP1 gene, also known as the CLN2 gene, that begins in early childhood. We have received orphan product designation for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency in the United States.
We believe that we have a significant competitive advantage in the field of gene therapy as a result of the collective experience of our scientific and management team and the advanced stage of development of our product candidates. Our scientists have over 150 years of collective experience in the field of gene therapy, contributing key insights and significant developments that have coincided with a resurgence of interest in gene-based medicines. Our proprietary manufacturing processes produce consistent yields of highly pure and stable gene therapies, including both AAV and lentiviral vectors. Our vectors are disarmed viruses that carry genetic material into target cells, where they deliver a functional gene that allows production of a normal protein.
We were formed as AAVenue Therapeutics, LLC, a Delaware limited liability company, on March 13, 2013. On October 14, 2013, we acquired or exclusively in-licensed the commercial and development rights to certain clinical and preclinical programs and intellectual property from Children's Hospital of Philadelphia, or CHOP, and University of Iowa Research Foundation, or UIRF, and in-licensed additional intellectual property from the University of Pennsylvania, or Penn. On October 15, 2013, we changed our name to Spark Therapeutics, LLC. On May 2, 2014, we converted from a Delaware limited liability company into a Delaware corporation, pursuant to which we changed our name to Spark Therapeutics, Inc.
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $215.5 million as of September 30, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the nine months ended September 30, 2015 and 2016, we incurred $29.5 million and $60.3 million of research and development expenses, respectively, and $16.5 million and $31.6 million of general and administrative expenses, respectively.
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
Through September 30, 2016, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $478.3 million.

•
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

•
On December 28, 2015, we closed a follow-on offering whereby we sold 2,266,995 shares of common stock at a price to the public of $47.00 per share. The aggregate net proceeds received by us from the follow-on offering were $99.4 million, net of underwriting discounts and commissions and offering expenses payable by us.

•
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
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During each of the nine month periods ended September 30, 2015 and 2016, we recognized $3.9 million of revenue and, as of September 30, 2016, there were $5.2 million of both current and long-term deferred revenue on our consolidated balance sheet related to this payment.
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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	completion of non-IND studies required to support the voretigene neparvovec program, including a natural history study;

•	certain launch preparation activities for voretigene neparvovec;

•	proposed regulatory submissions for voretigene neparvovec;

•	the Phase 1/2 clinical trial for SPK-CHM;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates, initially SPK-9001, that we are developing in collaboration with Pfizer;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs for hemophilia A, TPP1 deficiency and other liver and neurodegenerative diseases; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” beginning on page 25 of this Quarterly Report on Form 10-Q.
A change in the outcome of any of these variables could mean a significant change in the expenses and timing associated with the development or commercialization of any product candidate.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses, for our employees in executive, operational, finance, legal, commercial and human resources functions. Other general and administrative expenses include facility-related costs, professional fees for directors, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents.
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

Results of operations
Comparison of the three months ended September 30, 2015 and 2016

	Three months ended September 30,
	2015	2016
	(in thousands)
Revenues	$1,303	$1,303
Operating expenses:
Research and development	11,796	22,384
General and administrative	6,462	12,050
Total operating expenses	18,258	34,434
Loss from operations	(16,955)	(33,131)
Interest income, net	55	569
Net loss	$(16,900)	$(32,562)

Revenues
In the three months ended September 30, 2015 and 2016, we recognized $1.3 million and $1.3 million, respectively, of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the three months ended September 30, 2015 were $11.8 million and for the three months ended September 30, 2016 were $22.4 million. The $10.6 million increase was due to a $7.9 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $2.7 million in external research and development expenses, primarily from increases of $2.1 million in expenses related to voretigene neparvovec and $1.4 million for studies for our other product candidates in our pipeline, offset by a decrease of $0.8 million associated with our SPK-CHM and SPK-FIX programs.
The following table summarizes our research and development expenses by product candidate or program for the three months ended September 30, 2015 and 2016:

	Three months ended September 30,
	2015	2016
	(in thousands)
External research and development expenses:
Voretigene neparvovec	$1,244	$3,317
SPK-CHM	431	314
SPK-FIX	1,101	423
Other product candidates	1,255	2,639
Total external research and development expenses	4,031	6,693
Total internal research and development expenses	7,765	15,691
Total research and development expenses	$11,796	$22,384
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
Our general and administrative expenses for the three months ended September 30, 2015 were $6.5 million and for the three months ended September 30, 2016 were $12.0 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $5.6 million increase was primarily due to an increase of $3.0 million in salaries and related costs, including stock-based compensation, due to increased headcount, and an increase of $2.6 million in launch preparation activities for voretigene neparvovec, legal and patent expenses, other professional fees and operating costs.

Comparison of the nine months ended September 30, 2015 and 2016

	Nine months ended September 30,
	2015	2016
	(in thousands)
Revenues	$4,866	$3,880
Operating expenses:
Research and development	29,474	60,258
General and administrative	16,480	31,601
Total operating expenses	45,953	91,859
Loss from operations	(41,087)	(87,979)
Interest income, net	117	1,164
Net loss	$(40,970)	$(86,815)

Revenues
In the nine months ended September 30, 2015, we recognized $3.9 million of revenue associated with our Pfizer agreement and $1.0 million associated with a non-refundable payment from a biopharmaceutical company received in 2014 for a potential manufacturing technology agreement that did not occur. Discussions on the potential agreement concluded in March 2015.
In the nine months ended September 30, 2016, we recognized $3.9 million of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the nine months ended September 30, 2015 were $29.5 million and for the nine months ended September 30, 2016 were $60.3 million. The $30.8 million increase was due to a $23.3 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $7.5 million in external research and development expenses, primarily from increases of $3.8 million in expenses related to voretigene neparvovec and $5.3 million related to other product candidates in our pipeline, offset by a decrease of $1.3 million associated with our SPK-FIX program and $0.4 million associated with our SPK-CHM programs.

The following table summarizes our research and development expenses by product candidate or program for the nine months ended September 30, 2015 and 2016:

	Nine months ended September 30,
	2015	2016
	(in thousands)
External research and development expenses:
Voretigene neparvovec	$3,569	$7,400
SPK-CHM	1,393	955
SPK-FIX	2,283	1,026
Other product candidates	2,349	7,657
Total external research and development expenses	9,594	17,038
Total internal research and development expenses	19,880	43,220
Total research and development expenses	$29,474	$60,258
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
Our general and administrative expenses for the nine months ended September 30, 2015 were $16.5 million and for the nine months ended September 30, 2016 were $31.6 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $15.1 million increase primarily was due to an increase of $9.3 million in salaries and related costs, including stock-based compensation, due to increased headcount, and an increase of $5.8 million in launch preparation activities for voretigene neparvovec, legal and patent expenses, professional fees and other operating costs.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine months ended September 30,
	2015	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(29,736)	$(51,846)
Investing activities	(3,078)	(281,387)
Financing activities	170,406	130,318
Net increase (decrease) in cash and cash equivalents	$137,592	$(202,915)

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
The net cash used in operating activities was $51.8 million for the nine months ended September 30, 2016, and consisted of a net loss of $86.8 million adjusted for non-cash items, including depreciation expense of $2.6 million, stock-based compensation expense of $17.3 million, non-cash rent expense of $0.5 million and a net decrease in operating assets and liabilities of $15.6 million. The significant items in the change in operating assets and liabilities include a decrease in other receivables of $15.5 million, of which $15.0 million is related to payment received from Pfizer, and an increase of $0.2 million in prepaid expenses and other assets and $4.1 million in accounts payable and accrued expenses, offset by a decrease in deferred revenue of $3.9 million.

Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2015 was $3.1 million, consisting of costs related to the purchase of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2016 was $281.4 million, consisting of net purchases of marketable securities of $268.0 million, costs related to the purchase of property and equipment of $7.5 million and $5.9 million of cash consideration for the acquisition of Genable, net of cash acquired.

Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2015 was $170.4 million, which consisted of $170.3 million of proceeds from the issuance of common stock in our IPO, net of expenses paid and $0.1 million from the exercise of stock options during the third quarter.
Net cash provided by financing activities for the nine months ended September 30, 2016 was $130.3 million, which consisted of $127.6 million of net proceeds from our follow-on public offering in June 2016 and $1.8 million from the exercise of stock options, and proceeds from long-term debt of $1.6 million, offset by expenses of $0.7 million paid in the first quarter of 2016 related to our follow-on offering in December 2015.

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
The expected use of our cash, cash equivalents and marketable securities of $358.6 million as of September 30, 2016 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and the net proceeds from this offering.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2016, we had cash, cash equivalents and marketable securities of $358.6 million, primarily invested in U.S. government agency and corporate securities, cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at September 30, 2016, the net fair value of our marketable securities would have resulted in a hypothetical decline of approximately $0.7 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred net losses. Our net losses were $32.5 and $86.7 million for the nine months ended September 30, 2015 and 2016, respectively. As of September 30, 2016, we had an accumulated deficit of $215.4 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and two follow-on offerings, which closed on December 21, 2015 and June 20, 2016. We received net proceeds from the IPO and follow-on offerings of $395.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales unless and until such time as voretigene neparvovec may be approved by FDA and we are able to successfully market and sell voretigene neparvovec. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, success in:

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
Our operations have consumed significant amounts of cash since inception. As of September 30, 2016, our cash and cash equivalents and marketable securities were $358.6 million. Our research and development expenses increased from $29.5 million for the nine months ended September 30, 2015 to $60.3 million for the nine months ended September 30, 2016. We estimate that our cash and cash equivalents and marketable securities as of September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements into 2019.
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

Risks related to the development of our product candidates
Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. At the moment, no gene therapy product has been approved for a genetic disease in the United States and only two such products have been approved in the European Union.
We have concentrated our research and development efforts on our gene therapy platform, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Although we intend to leverage our experience with voretigene neparvovec, we may be unable to reduce development timelines and costs for our other gene therapy development programs. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing our products on a timely or profitable basis, if at all. For example, we, a collaborator or another group may uncover a previously unknown risk associated with AAV, and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.
In addition, the clinical trial requirements of FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only two gene therapy product for a genetic disease, uniQure N.V.’s Glybera and GlaxoSmithKline plc's Strimvelis, have received marketing authorization from the European Commission. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates. Approvals by the European Commission may not be indicative of what FDA may require for approval.
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
We developed a multi-luminance mobility test, or MLMT, of functional vision that measures subjects’ ability to navigate a specially designed course at incrementally reduced lighting conditions. The subjects follow black arrows on white tiles on the floor around the course, while avoiding common obstacles such as waste baskets. The MLMT is designed to measure improvements in peripheral vision and improvements in night blindness, the two predominant visual deficits in patients with RPE65-mediated IRDs. The MLMT for our pivotal Phase 3 clinical trial of voretigene neparvovec used seven decreasing increments of light designed to correspond to light conditions encountered during daily activities and in common environments, such as the interior of a shopping mall, the inside of a stairwell and an outdoor parking lot at night. We defined our primary efficacy endpoint as the ability to navigate the course accurately within a given timeframe, at one or more lighting levels lower than the level at which a subject previously had been able to complete the course.
At an FDA advisory committee meeting on gene therapy products for the treatment of retinal disorders convened by CBER in June 2011, we presented a summary of our clinical data to date, as well as our then-proposed Phase 3 trial design. In May 2012, reviewers from FDA, CBER and several ophthalmologists from FDA provided feedback on our proposed MLMT stating that improvement in the ability to navigate at a lower lighting condition may represent an improvement in visual function. FDA requested that we justify a change score on the endpoint that would reliably confer clinical benefit and power our trial accordingly. In the protocol for the Phase 3 trial submitted to FDA, we described in detail our primary endpoint based on a change score of positive one or more light levels. FDA allowed our clinical trial to proceed using that endpoint, even though FDA has authority to place a clinical trial on hold if the protocol for an investigation is “clearly deficient” in design to meet its stated objectives. Through dialogue pursuant to the breakthrough therapy designation of voretigene neparvovec, we modified the designation of pupillary light reflex to be an exploratory endpoint and the analysis of the mobility test change score for an assigned first eye became a secondary endpoint, resulting in three secondary endpoints: full-field light sensitivity threshold testing, the assigned first eye mobility test change score and visual acuity.
Even though we achieved statistical significance in the pre-specified primary MLMT endpoint and the first two secondary efficacy endpoints, FDA has discretion to reserve judgment on whether the endpoints and the change scores seen in our trial sufficiently demonstrate clinical meaningfulness, including the weight FDA places on the secondary endpoint visual acuity, which was not met to a degree of statistical significance, until FDA reviews our BLA. FDA also weighs the benefits of a product against its risks and FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints.
Additionally, for the Phase 3 trial, we enrolled subjects as young as four years of age (compared to subjects as young as eight years of age in our earlier Phase 1 trials). Even though both arms of the Phase 3 trial were balanced as to age, there is a risk that regulators may question whether subjects at this age could demonstrate improvement in the MLMT as a result of their cognitive development, and not due to voretigene neparvovec. The MLMT is not designed to detect the extent to which improvement is a result of cognitive development versus the impact of voretigene neparvovec, therefore, potentially calling into question efficacy results for younger-age subjects. Further, while certain of our secondary endpoints, such as measuring visual acuity, traditionally have been used in clinical settings, due to the unique deficits faced by subjects with IRDs, these traditional tests may not adequately assess patients’ ability to independently carry out activities of daily living. As a result of any of the above, FDA may decide that our results are not clinically meaningful which could delay or prevent approval of voretigene neparvovec, and could result in FDA or other regulatory authorities requiring us to conduct additional clinical trials.
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
We have limited safety and no clinical efficacy data for the use of SPK-CHM in humans. We have limited safety and clinical efficacy data for the use of SPK-9001 in humans. In addition, we have no clinical data demonstrating either the safety or efficacy of our current SPK-FVIII or SPK-TPP1 product candidates in humans. There can be no assurance that the results seen in preclinical studies for any of our product candidates ultimately will result in success in clinical trials. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. We have experienced slow enrollment in some of our prior hemophilia trials, and we may experience similar delays in any of our current or future clinical trials. In addition, the small number of patients with Batten disease and efforts by competitors to conduct clinical trials for their product candidates in the same indication may hamper our ability to enroll a sufficient number of patients in any future clinical trials of SPK-TPP1. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vectors or our platform or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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
For our particular programs, the main competitors include:

•
Voretigene neparvovec. While no approved pharmacologic agents exist for patients with RPE65-mediated IRDs, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded RP patients. QLT Inc. completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates, including MeiraGTx and Horama SAS. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

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
We potentially may enter into additional collaborations with third parties in the future. Our relationships with collaborators, including Pfizer, and any future collaborations we enter into in the future, may pose several risks, including the following:

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
We completed construction of our own manufacturing facility in 2014, and we may encounter difficulties in validating and operating this facility. The manufacturing process we use to produce our product candidates is complex, novel and has not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.
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
We currently rely, and expect to continue to rely, on CHOP for the production of certain of our clinical trial materials and, therefore, we can control only certain aspects of their activities. We currently have a manufacturing agreement with CHOP, which we recently amended to provide for continued production of product candidates for our current and future early stage clinical trials. Under certain circumstances, CHOP is entitled to terminate its engagement with us. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on CHOP for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If CHOP does not successfully carry out its contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, or if there are disagreements between us and CHOP, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions and the clinical trials required for approval of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The regulatory authorities may, at any time following approval of a product for sale, audit the manufacturing facilities for such product. If any such inspection or audit identifies a failure to comply with applicable regulations, or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon us could materially harm our business, financial condition, results of operations and prospects.
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
Additionally, if supply from our facility is interrupted, there could be a significant disruption in commercial supply of our products. We do not currently have a backup manufacturer of our product candidate supply for clinical trials or commercial sale. An alternative manufacturer would need to be qualified, through a supplement to its regulatory filing, which could result in further delay. The regulatory authorities also may require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.
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
Gene therapy remains a novel technology, with no gene therapy product approved for a genetic disease to date in the United States and only two gene therapy products for genetic diseases approved to date in the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
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
We are dependent on members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.
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
Natural disasters could severely disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Our manufacturing facility, as well as CHOP's manufacturing facility, and substantially all of our current supply of product candidates, are located in Philadelphia, Pennsylvania, and we do not have any existing back-up facilities in place or plans for such back-up facilities. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our voretigene neparvovec, SPK-CHM, SPK-FIX, SPK-FVIII and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize product candidates in our voretigene neparvovec, SPK-CHM, SPK-FIX, SPK-FVIII and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.
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
As of November 1, 2016, our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 27.2% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, may control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of November 1, 2016, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in connection with our acquisition of Genable, on June 3, 2016 we filed a resale registration statement to register the 265,000 shares of common stock we issued to Genable shareholders as part of the transaction. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of November 1, 2016, we had outstanding options to purchase an aggregate of 3,958,253 shares of our common stock, of which options to purchase 1,094,934 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

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
We incur substantial costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.
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

Date: November 4, 2016
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

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.
X