Form 10-K
period 2016-12-31
Spark Therapeutics, Inc.
filed 2017-02-28
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐ No   ☒

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,112,326,819, based upon the closing price of the registrant's common stock on June 30, 2016.

As of February 22, 2017 there were 31,044,367 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2017 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
the timing, progress and results of clinical trials for SPK-CHM, SPK-9001, SPK-8011 and our other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;

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

PART I.

Item 1. Business
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Our product candidates have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. Our initial focus is on treating orphan diseases. In October 2015, we reported statistically significant results in a pivotal Phase 3 clinical trial of our first product candidate, voretigene neparvovec (formerly referred to as SPK-RPE65), targeting rare genetic blinding conditions, which has received both breakthrough therapy and orphan product designation. Additionally, throughout 2016, Pfizer Inc., or Pfizer, and we reported data which show encouraging Phase 1/2 initial observations for our hemophilia B product candidate.
We have built a pipeline of additional product candidates targeting rare blinding conditions, hematologic disorders and neurodegenerative diseases. Our pipeline includes: a product candidate targeting choroideremia, or CHM, currently in a Phase 1/2 clinical trial; a product candidate for hemophilia A, currently in a Phase 1/2 clinical trial. We retain global rights to all of our product candidates other than SPK-FIX product candidates, which we licensed to Pfizer.
Our most advanced investigational product candidate, voretigene neparvovec, is intended to treat a genetic blinding condition, or inherited retinal disease, or IRD, caused by non sex-linked, or autosomal recessive, biallelic mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRD are affected by a range of severe visual impairments, notably night blindness, or nyctolopia, that make independent activities of daily living challenging and ultimately lead to blindness. For example, affected children often depend on visual aids to carry out classroom activities while adults with RPE65-mediated IRD may face diminished employment opportunities and may be stripped of some of the rewards of parenting, such as watching a child play his or her favorite sport. We estimate that there are approximately 3,500 individuals with RPE65-mediated IRD in the United States, as well as France, Germany, Italy, Spain and the United Kingdom, which are referred to as the five major European markets. We have received orphan product designation for voretigene neparvovec for the treatment of RPE65-mediated IRD in both the United States and the European Union.
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
The Phase 3 trial demonstrated a statistically significant improvement of vision in subjects that were progressing toward complete blindness. On average, subjects in the intervention group demonstrated an improvement of 1.9 light levels on the MLMT one year post-administration. Specifically, nearly two-thirds of these subjects achieved the maximum improvement measurable on the MLMT. Similarly, on average, these subjects achieved a 100-fold improvement in light sensitivity as measured by FST. Further, visual field in the intervention group nearly doubled versus a slight decrease in the control group.
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
Voretigene neparvovec continues to demonstrate long-lasting effects as measured by both MLMT and FST. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial, and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable improvement over four years from time of administration, with observation ongoing. Further, in the continuation of the Phase 3 trial, the original intervention group (n = 20) that received voretigene neparvovec demonstrated sustained benefit two years post-treatment as measured by the bilateral MLMT. The average improvement for these eight subjects of 1.9 light levels seen at year one was maintained at year two.

We possess global rights to voretigene neparvovec. If approved, we intend to commercialize voretigene neparvovec globally, initially in the United States. We plan to employ small, targeted market development and medical affairs groups to build and promote access to the product through centers that specialize in treating IRDs. We believe that this approach is more patient-centered and will provide the foundation for future market development and medical affairs operations, particularly for additional gene therapy product candidates for IRDs. The five primary areas of our pre-launch efforts include patient identification, educating stakeholders, developing a high-quality delivery and distribution model, ensuring market access and building a patient-centric organization.
SPK-CHM is our lead product candidate for the treatment of CHM. CHM is an IRD linked to the X-chromosome, which manifests in affected males in childhood as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. For CHM patients, it is often in middle age, when people typically are at or near their greatest income-earning potential, that visual impairment begins to limit independent activities of daily living leading to a severe decrease in vision. CHM ultimately results in blindness. We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-CHM and continue to follow subjects in the trial. We recently began enrolling five additional subjects in the trial. To date, SPK-CHM has been well tolerated and we have not observed any product candidate-related serious adverse events in this trial. We have received orphan product designation for SPK-CHM for the treatment of CHM in both the United States and the European Union.
The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. We are pursing other product candidates targeting IRDs, such as Leber hereditary optic neuropathy, or LHON, among other gene therapy programs being evaluated for IRDs.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Pfizer and we are developing proprietary, bio-engineered adeno-associated virus, or AAV, vectors utilizing a high-activity FIX transgene and a treatment protocol designed to mitigate immune responses seen in other hemophilia B gene therapy trials, including our own, that have limited the duration of efficacy. Under the terms of the agreement, we received a $20.0 million upfront payment in 2014, earned a $15.0 million milestone payment in each of December 2015 and 2016 and are eligible to receive up to an additional $230.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales. Pfizer and we initiated a Phase 1/2 clinical trial of our lead SPK-FIX product candidate, SPK-9001, in 2015. In July 2016, FDA granted breakthrough therapy designation to SPK-9001.
Throughout 2016, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001. Most recently, in December 2016 at the American Society of Hematology Annual Meeting, we presented the following preliminary data, as of December 1, 2016, on the first nine subjects who received a single administration of 5 x 1011 vector genomes per kilogram of body weight:

•
Total consumption of clotting factor IX concentrates in all nine participants over a cumulative 1,650 patient days following administration of SPK-9001 was reduced by 1.13 million international units, which represents a 100% reduction in the use of factor concentrates in eight of the nine participants based on their factor IX concentrates usage in the year prior to enrollment. One subject has infused factor IX concentrates as a precaution for suspected bleeds; and

•	No participants developed factor IX inhibitors and no serious adverse events have been reported.
In our SPK-FVIII program for the treatment of hemophilia A, we recently initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, which has demonstrated production of therapeutic levels of factor VIII in multiple preclinical models at doses that have been safely delivered to humans in hemophilia B studies. We retain global commercialization rights to the SPK-FVIII program.
We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
Corporate history / milestones

•
We were formed in March 2013 to complete the development of, and to commercialize, gene therapy programs advanced over the past two decades at Children's Hospital of Philadelphia, or CHOP. We began operations in October 2013, at which time we acquired or exclusively in-licensed the development and commercial rights to certain clinical and preclinical programs and intellectual property from CHOP and the University of Iowa Research Foundation, or UIRF, and in-licensed additional intellectual property from the University of Pennsylvania, or Penn. We continue to collaborate with CHOP on certain gene therapy programs.

•
In December 2014, we entered into our global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B.

•
In February 2015, we completed our initial public offering of 8,050,000 shares of common stock at a public offering price of $23.00 per share, with net proceeds to us of $168.9 million, net of underwriting discounts and commissions and offering expenses.

•
In October 2015, we announced positive top-line Phase 3 clinical trial data for our lead investigational product candidate, voretigene neparvovec, targeting a rare blinding condition, which demonstrated statistically significant restoration in functional vision in subjects that were progressing toward complete blindness.

•
In December 2015, we closed a follow-on offering of 2,266,995 shares of common stock at an offering price of $47.00 per share, with net proceeds to us of $99.4 million, net of underwriting commissions and offering expenses.

•
In June 2016, we closed a follow-on offering of 3,025,000 shares of common stock at a price to the public of $45.00 per share, with net proceeds to us of $127.6 million, net of underwriting discounts and commissions and offering expenses paid by us.

•
In December 2016, we entered into a licensing agreement with Selecta Biosciences, Inc., or Selecta, that provides us with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles, or SVP, platform technology for co-administration with gene therapy targets, including hemophilia A and up to four undisclosed target indications.

Our strengths
We believe the combination of our technology, expertise and know-how will allow us to maintain our leadership position in the gene therapy field. Our strengths include:

•
A product candidate, voretigene neparvovec, that met with high statistical significance its primary endpoint and the first two of three secondary endpoints in a pivotal Phase 3 clinical trial targeting RPE65-mediated IRD, for which there are no approved pharmacologic treatments, and which has demonstrated the lasting potential for sustained, long-term effects;

•	A second IRD product candidate, SPK-CHM, currently in a Phase 1/2 clinical trial;

•	Other IRD programs in preclinical development;

•
Programs targeting hematologic disorders, including SPK-FIX, for which the lead product candidate, SPK-9001, is in a Phase 1/2 clinical trial for the treatment of hemophilia B in collaboration with Pfizer, as well as SPK-FVIII for the treatment of hemophilia A, to which we retain global commercialization rights;

•	Neurodegenerative disease programs in preclinical development for a form of Batten disease and Huntington's disease;

•	A corporate collaboration with Pfizer for the development and global commercialization of SPK-FIX product candidates;

•	Worldwide commercial rights to all of our product candidates and development programs except SPK-FIX product candidates, to which we granted Pfizer global commercial rights;

•	Infrastructure to support the launch preparation activities for veortigene neparvovec, including medical affairs, marketing, market access, patient advocacy and patient access groups.

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

•
Manufacturing capabilities that provide a secure and reliable supply to enable efficient and rapid clinical development and that have been scaled to meet the anticipated commercial needs of voretigene neparvovec and other product candidates;

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

Our strategy
Our goal is to transform the lives of patients by being the leading, fully integrated gene therapy company. We are seeking to develop, manufacture and commercialize multiple product candidates targeting rare genetic diseases across multiple tissue types and therapeutic areas. To achieve our goal, we are pursuing the following strategies:

•
Obtain marketing approval for voretigene neparvovec. We intend to submit a BLA for voretigene neparvovec to FDA as the first step in executing our global regulatory and commercialization strategy. We believe that given its advanced stage of clinical development, voretigene neparvovec has the potential to be the first FDA-approved gene therapy in the United States for the treatment of a genetic disease and the first approved pharmacologic treatment for RPE65-mediated IRD.

•
Establish global market development capabilities. We currently possess all commercial rights to our product candidates and development programs except for SPK-FIX product candidates, to which we granted Pfizer global commercial rights. If approved, we intend to commercialize voretigene neparvovec globally, initially in the United States. We believe the value proposition for patients, families and payors would be significant, given the potentially transformative and long-lasting benefits demonstrated to date, delivered through a single administration. We plan to employ small, targeted market development and medical affairs groups to build and promote access to the product through centers that specialize in treating IRDs. We believe that this approach is more patient-centered and will provide the foundation for future commercial and medical affairs operations, particularly for additional gene therapy product candidates for IRDs.

•
Establish a franchise of gene therapies for IRDs. The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. We believe our capabilities and know-how will allow us to develop treatments for a number of these genetic conditions. In connection with our development of SPK-CHM for choroideremia and other potential product candidates for additional IRDs, we anticipate utilizing technology similar to that developed in our voretigene neparvovec program while leveraging our clinical experience to optimize the clinical trials to best evaluate the safety and efficacy of the particular product candidate.

•
Continue to build a liver-directed gene therapy platform, with an initial focus on the treatment of hemophilia. We believe that our technology, coupled with our know-how, will enable the development of liver-directed gene therapies. In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. In addition to our Phase 1/2 clinical trial of our lead SPK-FIX product candidate, SPK-9001, for the treatment of hemophilia B, we recently initiated a Phase 1/2 clinical trial of our lead product candidate, SPK-8011, in our SPK-FVIII program for the treatment of hemophilia A. We retain all development and commercial rights to our SPK-FVIII program and believe that successful development of our hemophilia gene therapy product candidates could potentially enable further development in a series of other diseases where gene delivery to the liver may have therapeutic benefit.

•
Advance neurodegenerative development programs into clinical development. We have multiple programs targeting neurodegenerative diseases, including TPP1 deficiency and Huntington's disease. These programs are in preclinical development.

Our product candidates

The following table summarizes information regarding our product candidates and development programs.
(1) Leber hereditary optic neuropathy
(2) A form of Batten disease

Inherited retinal diseases

Biallelic IRD due to RPE65 mutations

Background
Mutations in the RPE65 gene lead to IRD characterized by a range of visual impairments, notably night blindness, or nyctalopia. As reflected in the diagram below, the RPE65 gene is expressed in the retinal pigment epithelium, or RPE, layer of the retina. RPE cells serve as “nurse” cells for the photoreceptors and carry out some of the key metabolic functions in the visual cycle. The RPE65 gene encodes a protein that helps convert the light entering the eye into electrical signals that are transmitted to the brain, enabling sight. Without the properly functioning protein encoded by the RPE65 gene, the visual cycle is disrupted, resulting in debilitating visual impairments, progressing to blindness.

Loss of vision makes many independent activities of daily living challenging for affected individuals. Children affected by RPE65 mutations often are placed into sight-assisted classrooms and use a white cane, as compared to other children who are able to engage in normal childhood activities such as playing sports. For young adults, IRD caused by RPE65 mutations can limit the ability to travel independently and to socialize with friends, especially at night when navigation becomes extremely difficult. For adults with RPE65 mutations, employment opportunities may be significantly diminished and they may miss many of the rewards of parenthood, such as seeing their child on the field playing their favorite sport.
RPE65-mediated IRD
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
RPE65-mediated IRD historically has been clinically diagnosed based on clinical presentation and findings and has been characterized most frequently as Leber congenital amaurosis, or LCA, or retinitis pigmentosa, or RP, among over 20 other clinical classifications. Through genetic testing, clinicians now generally understand that many IRDs once classified as distinct from each other have the same pathophysiology caused by mutations of different severity in the same gene. According to key opinion leaders, over the past decade, the diagnosis of IRDs has begun to shift from clinical classification to a diagnosis based on the specific underlying causal gene. In our Phase 3 and Phase 1 clinical trials, we enrolled a genetically heterogeneous population, with 34 of 41 subjects having unique biallelic, or pertaining to both alleles of a gene, RPE65 gene mutations, and based upon a review of the literature, 26 of these mutations have been associated with clinical diagnoses other than LCA. Further, in our natural history study of patients with confirmed RPE65 gene mutations, we observed that the practice of clinical diagnosis is not standardized in this population, having encountered over 20 different clinical diagnoses given at just two of the seven centers we utilized in this retrospective chart review study across the United States, Europe and Latin America.
With the broad availability of genetic testing, the corresponding shift from clinical to genetic diagnosis, the genetic heterogeneity of the subjects tested to date and the fact that voretigene neparvovec delivers a normal, functional copy of the RPE65 gene regardless of the type or location of the underlying mutations, we believe voretigene neparvovec should have broad application to all IRDs caused by autosomal recessive RPE65 gene mutations. As such, we are developing a regulatory strategy and are seeking approval for a label that would include both a description of the core clinical manifestation of RPE65-mediated disease along with a genetic characterization of the patients that should receive the product candidate. Toward this end, in January 2017, FDA granted our request to amend and broaden the orphan drug designation for voretigene neparvovec to the treatment of IRD due to biallelic RPE65 mutations.
We estimate that there are approximately 3,500 individuals with RPE65-related IRD in the United States and the five major European markets. We estimate that RP affects approximately one in every 4,500 individuals and LCA affects approximately one in every 81,000 individuals. We believe the prevalence of RPE65 mutations in the RP population is approximately 2%, implying a total population of approximately 2,800 individuals with RP type 20 in the United States and the five major European markets. Estimates of the prevalence of RPE65 mutations within the RP population range from approximately 1% to 3%. We believe that the prevalence of RPE65 mutations in the LCA population is approximately 8.5%, implying a total population of approximately 700 individuals with LCA type 2 within the United States and the five major European markets. Estimates of the prevalence of RPE65 mutations within the LCA population range from approximately 6% to 11%.
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
Voretigene neparvovec
Voretigene neparvovec is our investigational product candidate for the treatment of IRD caused by biallelic RPE65 mutations. By re-enabling proper protein production through the delivery of a normally functioning RPE65 gene, we believe that voretigene neparvovec has the potential to restore function to RPE cells and, thus, to restore the visual cycle, resulting in the rapid restoration of functional vision for patients affected by these mutations.

Voretigene neparvovec is administered through an injection into the sub-retinal space. Pre-operatively, the surgeon conducts an evaluation of the anatomy and function of the diseased retina to determine the optimal location for the injection. The surgeon performs a standard vitrectomy procedure, which creates a pathway for the subretinal injection, followed by the injection of voretigene neparvovec. The initial safety and accuracy of the injection are observed in the operating room, which provides confirmation that the intended dose has been delivered to the target area. In our Phase 1 clinical trials, the procedure was performed for all subjects by the same surgeon at our clinical trial site at CHOP. For the Phase 3 trial, five vitreoretinal surgeons performed injections at two sites, CHOP and the University of Iowa.
Clinical development of voretigene neparvovec
Our first clinical trial for voretigene neparvovec, which we refer to as our 101 trial, was an open-label, dose-escalating, Phase 1 clinical trial in which subjects received a single dose in one eye, which was the worse of the subject’s eyes as determined upon enrollment in the trial. The second trial, also an open-label, Phase 1 clinical trial, which we refer to as our 102 trial, evaluated treatment of the contralateral eye of all eligible subjects (11 of the 12) from the 101 trial using the highest dose used in the 101 trial. This is the dose that we used in our pivotal Phase 3 clinical trial. Our pivotal Phase 3 clinical trial was an open label, multi-center, randomized trial of 31 subjects.
Evaluating treatment outcomes
Currently, there is no approved pharmacologic treatment for RPE65-mediated IRD and, consequently, there are no precedent endpoints that have been used in a successful pivotal trial to assess the therapeutic benefits of a pharmaceutical product under development for RPE65-mediated IRD. The baseline level of visual and retinal function in individuals with RPE65-mediated IRD can be poor, with the limited vision deteriorating over time so that, eventually, no useful visual function remains for many patients.
The multi-luminance mobility test — a measure of functional vision
The overarching goal of developing a therapeutic addressing IRDs is to be able to improve a patient’s quality of life. Traditional vision tests measure a discrete aspect of visual function such as visual fields, which is referred to as peripheral vision, or visual acuity, which is referred to as central vision. These individual tests may not reflect accurately a patients’ ability to function in a visual environment and carry out typical activities of daily living. Accordingly, with initial input from FDA, we developed a novel test that assesses light sensitivity, visual fields, visual acuity and functional mobility. This multi-luminance mobility test, or MLMT, is designed to evaluate the functional vision of subjects with IRDs by measuring the ability of subjects to successfully navigate a course designed to replicate challenges they face in the activities of daily living under defined lighting conditions.
While taking the test, each subject follows arrows on the floor, makes numerous turns following those arrows, steps over objects that are in their path, goes up and down steps, avoids ordinary household items like waste baskets, finds a door and exits the course through that door. Below is a diagram of a sample mobility course design:

In order to reduce the impact of a potential learning effect, the MLMT is re-configured between each attempt by a subject, using 12 different standardized templates in a randomized sequence with each course containing the same number of turns, objects and hazards. Subjects are tested under several different standardized light levels to determine the lowest light level at which the subject successfully can navigate the course with each eye individually and using both eyes together.
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
Each attempt at the MLMT is videotaped and graded on a pass or fail basis. A grade of “fail” is given to an attempt if the subject either (i) needs to be re-guided, steps off the course, skips tiles or collides with obstacles on four or more occasions in total or (ii) takes longer than three minutes to complete the course. Trained reviewers grade each attempt without access to information that would identify the timing of the attempt (baseline vs. follow-up evaluation) or in which study (either Phase 1 trial, our MLMT validation study, or MLMTVS, (discussed below) or the Phase 3 trial) or in which group (treatment vs. control) the subject was assigned. Each video is graded by two masked reviewers working independently, and an adjudicator reviews the video if the two initial grades do not agree. Analysis of reproducibility of grades based on a sample of over 2,500 videos to date has shown approximately 97.5% agreement for successive grading of the same video demonstrating both inter- and intra-grader reproducibility.
To quantify the results of the MLMT and to assess effects of voretigene neparvovec over time, a change score is used. The change score compares the lowest lux level at which a subject can successfully pass the test to the lux level at which they were able to pass at baseline. For example, if the lowest lux level at which a subject can pass is three levels lower (i.e., dimmer) than the baseline lux level, the subject would have a change score of positive three. The positive score reflects the subject’s improved ability to pass the course at lower or dimmer lux levels. Conversely, if the lowest lux level at which a subject can pass is two lux levels higher (i.e., brighter) than the baseline lux level, the subject would have a change score of negative two.
MLMT validation study
As the MLMT is a new test of functional vision, we conducted a separate, non-IND study to validate the hypothesis that, absent medical intervention, performance on the MLMT does not improve over time. For the MLMTVS, we collected data on 26 normal-sighted and 28 visually impaired subjects with an IRD over a one-year period with no intervening medical treatment. Subjects were tested twice upon study entry to establish a baseline lux level at which they were able to successfully navigate the MLMT and then at the one-year time point to measure a change score.
In the MLMTVS and under the binocular testing condition:

•	all normal-sighted subjects showed no change in performance between the baseline and one-year assessments; all were able to complete the MLMT at the lowest lux level at both time points;

•	no visually impaired subjects improved from baseline to the one-year assessment; and

•	five visually impaired subjects declined in performance from baseline to the one-year assessment.

Through the MLMTVS, we reached several key findings, including:

•	the MLMT is able to distinguish between visually impaired and normally sighted subjects in terms of time and accuracy;

•	high reproducibility of the scoring system, as graders have shown approximately a 97.5% agreement for successive grading of the same video, both inter- and intra- grader; and

•	the 12 different courses of the MLMT are of comparable difficulty based on performance by both normal-sighted and visually impaired subjects.
Other measurements of vision
We also collected data with respect to a variety of traditional and non-traditional visual and retinal function tests, including, but not limited to, full-field light sensitivity threshold, or FST, a test that measures the light sensitivity of the entire visual field by administering a series of light flashes of various luminance and recording the luminance at which a subject reports seeing the dimmest flash of light, visual acuity testing, which measures changes in central vision by assessing the ability of the subject to read a standard eye chart and visual field testing, which measures the area of a person's vision that extends from a central fixation point to the periphery.
Phase 1 proof-of-concept trials
In October 2007, we initiated the 101 trial of voretigene neparvovec in subjects with IRD due to RPE65 mutations, as confirmed by genetic testing. The primary objective was to evaluate the safety and tolerability of voretigene neparvovec. A secondary goal was to assess both objective and subjective clinical measures of efficacy as well as the relevance of these measurements as a clinical endpoint. Subjects received a single dose of voretigene neparvovec in their eye with worse function, or their non-preferred eye if visual and retinal function testing did not differentiate between the two eyes. There were three doses evaluated in this trial, with three subjects receiving a dose of 1.5 × 1010 vector genomes, or vg, six subjects receiving 4.8 × 1010 vg and three subjects receiving 1.5 × 1011 vg. voretigene neparvovec was well tolerated, with no product candidate-related serious adverse events.
In November 2010, we initiated the 102 trial to evaluate the safety of administration of voretigene neparvovec to the uninjected eye of the 11 eligible subjects from the 101 trial. One subject from our 101 trial had glaucoma in the contralateral eye and was, therefore, ineligible for the 102 trial. All 11 eligible subjects in the 102 trial received a dose equal to the highest dose level used in the 101 trial, 1.5 × 1011 vg. In the 102 trial, there was one serious adverse event due to complications from the vitrectomy procedure performed prior to the administration of voretigene neparvovec. This was not considered to be related to voretigene neparvovec or the sub-retinal injection procedure. Instead, it was determined to be associated with treatment given for a known but rare complication resulting from the vitrectomy. Eight subjects from the 102 trial that would have qualified for inclusion in our Phase 3 clinical trial all improved at least one light level and five of these eight improved to the minimum light level, which is the same level at which all normal-sighted subjects navigated the mobility test in the MLMTVS.
Subjects from these trials have been followed over a period of six to eight years. The results of our Phase 1 trials to date suggest that voretigene neparvovec enables subjects to perform activities of daily living with greater independence than prior to treatment and has long-lasting benefits.
Pivotal Phase 3 clinical trial
Trial design
The multicenter, pivotal Phase 3 trial randomized 31 subjects with confirmed RPE65 gene mutations, ranging in age from four to 44, with an average age of 14.6 years and a median age of 10.0 years, enrolled at clinical sites at either CHOP or the University of Iowa. The intent to treat, or ITT, population included 21 subjects in the intervention group, which we refer to as the 301 study, and ten in the control group, which we refer to as the 302 study. There was no sham injection, since the trial included pediatric subjects. Subjects in our pivotal Phase 3 clinical trial received administration of 1.5 × 1011 vg of voretigene neparvovec, which is the dose level used in the 102 trial, in each eye. A single eye is injected at each surgery, with both eyes to be injected within a period of 18 days.
After comprehensive baseline testing, subjects were randomized, in a 2:1 ratio, to either the intervention or control group. The two arms of the trial were balanced for age and the baseline lux level at which subjects were able to pass the mobility test. Control group subjects participated in trial visits that include visual and retinal function testing on the same schedule as the subjects in the intervention group. After completion of the one-year testing, control subjects were eligible to crossover to the treatment group and all nine subjects in the modified intent to treat, or mITT, population chose to do so. Additional annual visits or telephone contacts will be conducted to evaluate the subjects for measures of efficacy for five years post-injection and to evaluate safety for 15 years following injection. We have included this monitoring to assess the long-term safety and therapeutic effect of voretigene neparvovec.
The primary objective of the Phase 3 trial was to determine whether voretigene neparvovec improves subjects’ functional vision, as demonstrated by their ability to navigate the MLMT at different lux levels. MLMT performance one year following the administration of voretigene neparvovec was compared to subjects’ pre-administration baseline.
Subjects were evaluated at baseline and 30 days, 90 days, 180 days and one year following administration of voretigene neparvovec. The final score for statistical analysis was calculated based on the lowest lux level at which a subject receives a grade of “pass” one-year following injection as compared to baseline.
The secondary efficacy endpoints for our pivotal Phase 3 clinical trial included FST, MLMT changed score for the assigned first injected eye only and visual acuity. Visual field was another protocol-specified endpoint. In connection with the trial, we also collected in-home evaluations of subjects at baseline and at the one-year time point. These in-home evaluations have been performed by independent orientation and mobility experts, masked as to the treatment condition of the subjects, to support use of mobility testing as a surrogate for patients’ daily activities of living in the real world.

Phase 3 efficacy outcome measure results
In October 2015, we announced top-line results from our pivotal Phase 3 clinical trial of voretigene neparvovec. The pivotal trial met its primary endpoint of MLMT change score (p = 0.001), demonstrating improvement of functional vision in the intervention group compared to the control group, as measured by the change in bilateral mobility testing between baseline and one year. The trial demonstrated a statistically significant restoration of vision in subjects that were progressing toward complete blindness. On average, intervention subjects (n = 20) demonstrated an improvement of 1.9 lux levels compared with an improvement of 0.2 lux levels in control subjects (n = 9) as measured by the change in bilateral mobility testing between baseline and one year in the mITT population. The mITT population (n = 29) includes all subjects that received voretigene neparvovec, and only those who continued beyond the baseline study visit. Two subjects in the ITT population (n = 31) that were randomized but never received voretigene neparvovec were excluded from this efficacy analysis population. Nineteen of the 20 subjects responded to treatment and 13 of the 20 subjects receiving voretigene neparvovec were able to pass the MLMT at one lux at year one, demonstrating maximum improvement measurable on the MLMT score. None of the nine control subjects followed was able to pass the MLMT at one lux at year one.
Further, subjects who received voretigene neparvovec outperformed control subjects across the first two secondary endpoints: full-field light sensitivity threshold testing (p < 0.001) and the MLMT change score for the assigned first injected eye (p = 0.001). The third secondary endpoint, visual acuity, did not show statistically significant evidence of benefit (p = 0.17), however, subjects receiving voretigene neparvovec achieved a mean improvement of approximately two lines (9.0 letters averaged across both eyes) on the logMAR scale, a standard measure of visual acuity, compared with a slight improvement (1.6 letters) among control subjects.

Phase 3 safety outcome measure results
There were no serious adverse events related to voretigene neparvovec or deleterious immune responses observed in the Phase 3 trial. Overall, adverse events related to the administration procedure were consistent with observations in earlier studies of voretigene neparvovec. Adverse events related to participation in the trials primarily were ocular adverse events in the study eye related to the surgical injection procedure and generally resolved within weeks after surgery, which was consistent with the ocular adverse events seen in earlier Phase 1 clinical trials.

Data from the continuation of the Phase 3 clinical trial

After one year of undergoing the same retinal and visual function testing as the intervention subjects in the 301 study, all nine subjects in the modified intent to treat, or mITT, control group elected to cross over and receive voretigene neparvovec in both eyes. One year after administration, eight of the nine control subjects in the 302 study improved as measured by MLMT, with all eight responders being able to navigate the course at 1 lux, demonstrating the maximum improvement measurable. The mean improvement among all nine subjects in the 302 study was 2.1 lux levels, compared to the 1.9 lux level improvement seen in the 301 study. On FST testing, eight of the nine subjects improved, with an average improvement of nearly 200-fold, compared to the more than 100-fold improvement average seen in the 301 study subjects. Subjects in the 302 study demonstrated an average visual acuity improvement of 4.5 letters, averaged across both eyes, compared to an average improvement of eight letters by the same analysis in the 301 study.

The durability of benefit, as measured by change in MLMT and FST, was maintained for at least two years in the mITT intervention group (n = 20) of the 301 study. The mean durability of benefit was sustained at 1.9 lux levels after two years, compared with the improvement of 1.9 lux levels after one year. The more than 100-fold improvement average seen in the original intervention group at one year, similarly, was maintained through at least two years. The charts below show the results:

In October 2016, we announced visual field, or VF, data from the Phase 3 clinical trial. VF is total field area of a person’s retinal sensitivity, or vision, that extends from a central fixation point to the periphery and was a protocol-specified endpoint in the Phase 3 trial. Data collected using two VF measures showed statistically significant responses, with VF as measured by the Goldmann III4e test stimulus nearly doubling in the intervention group versus a slight decrease in the control group. Goldmann is a kinetic type of visual field that tests the entire range of peripheral vision.
Using the Goldmann III4e test stimulus, the intervention group had a mean increase of 302.1 sum total degrees from baseline at year one, while the control group had a mean decrease of 76.7 sum total degrees, resulting in a difference of 387.7 sum total degrees (p = 0.006). Additionally, using the Humphrey macula threshold measure, the VF increased by a mean of 7.7 decibels, or dB, from baseline for the intervention group, compared to a decrease of 0.2 dB for the control group, resulting in a difference of 7.9 dB (p < 0.001).
The safety profile of the 302 study largely was consistent with prior trials. There were no product candidate-related serious adverse events, or SAEs, however, there was one SAE, in one eye, that was determined to be related to the surgical procedure rather than voretigene neparvovec.  This subject exhibited a reduction in visual acuity after the surgical procedure and did not return to baseline, however, this subject improved on the MLMT and also exhibited a gain in FST.
Durability of effect in Phase 1 cohort
Voretigene neparvovec continues to demonstrate long-lasting effects. A cohort of eight subjects that participated in our second Phase 1 clinical trial that received the same dose and volume as used in the Phase 3 clinical trial and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable benefit over four years from time of administration as measured by mobility testing and FST, with observation ongoing.
Commercialization
We possess global rights to voretigene neparvovec. If approved, we intend to commercialize voretigene neparvovec globally, initially in the United States. We plan to employ small, targeted market development and medical affairs groups to build and promote access to the product through centers that specialize in treating IRDs in the United States and the European Union and potentially other major markets. We believe that this approach is more patient-centered and will provide the foundation for future market development and medical affairs operations, particularly for additional gene therapy product candidates for IRDs.
The five primary areas of our pre-launch efforts include:

•	patient identification;

•	educating stakeholders;

•	developing a high-quality delivery and distribution model;

•	ensuring market access; and

•	building a patient-centric organization.

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
CHM is characterized by deletions or mutations in the CHM gene, resulting in defective or absent Rab escort protein-1, or REP-1, which is the encoded protein of the CHM gene. Rab proteins are escorted by REP-1 as part of an essential process in normal vision. Absence, or deficiency, of REP-1 due to mutations in the CHM gene leads to cellular death and degeneration of the retinal pigment epithelium, the choroid, which is the vascular layer of the eye, and the retinal photoreceptors, which convert light into visual signals. Although in normal retinas the CHM gene is expressed in multiple cell types, including RPE cells, photoreceptors and choroidal cells, there is evidence that the RPE cell is the primary disease-

causing cell type for CHM. A corrective gene delivered to the RPE may restore proper CHM gene function and may halt degeneration and restore the RPE, retinal vasculature and photoreceptors.
SPK-CHM
SPK-CHM is our investigational product candidate for the treatment of IRD caused by CHM gene mutations. Our SPK-CHM program is technically similar to our voretigene neparvovec program, including use of the same vector, targeting the same types of RPE cells and utilizing the same route of administration through sub-retinal injection. The manufacturing process for SPK-CHM is similar to that of voretigene neparvovec, which could lead to shorter development timelines. We are leveraging our experience with voretigene neparvovec, especially in the areas of clinical operations and regulatory affairs, in order to reduce development timelines and efficiently establish the efficacy and safety of our product candidate for the treatment of CHM. Further, if SPK-CHM is approved, we intend to utilize any commercial infrastructure we put in place for voretigene neparvovec. We have received orphan product designation for SPK-CHM in both the United States and the European Union.
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
Phase 1/2 clinical trial
In 2016, we completed enrollment of ten subjects in two cohorts of our Phase 1/2 clinical trial of SPK-CHM. In late 2016 we began enrolling five additional subjects in the second cohort. To date, we have not observed any product candidate-related serious adverse events. The primary objective of the Phase 1/2 clinical trial is to evaluate the safety and tolerability of subretinal administration of SPK-CHM. Toxicity related to the administration of SPK-CHM was monitored in the eye and systemically, and the trial advanced to the higher dosage level upon approval by the data safety monitoring board. The secondary objectives of the trial are to define the dose of SPK-CHM required to achieve stable, or improved, visual function and functional vision in subjects with CHM, characterize the immune response and identify appropriate endpoints for subsequent clinical trials.
We will evaluate efficacy primarily by assessing functional vision, as measured by standard ophthalmic tests. Subjects who are administered SPK-CHM will be followed clinically for safety outcomes for 15 years after injection.
Other IRDs
The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs.
In March 2016, through our acquisition of Genable Technologies Ltd., or Genable, we acquired RhoNova, which is currently in preclinical development to treat RHO-adRP. RHO-adRP is an IRD that results in severe vision loss and often blindness and is a subset of RP that results from a diverse array of mutations in the RHO gene. We believe that RHO-adRP affects approximately12,000 people in the United States and the five major European markets.
In December 2015, we in-licensed technology, with which we have initiated preclinical development of SPK-LHON, addressing Leber hereditary optic neuropathy, or LHON, an IRD that we believe affects approximately three in 100,000 people. We are actively evaluating additional IRDs to further expand our ophthalmic gene therapy portfolio.
Hematologic disorders
Our product development portfolio includes product candidates targeting expression of genes in the liver, with an initial focus on hemaophilia.
Hemophilia B
Background
Hemophilia B is a serious and rare inherited disease characterized by insufficient blood clotting that results from the lack of functional FIX, a blood clotting factor normally produced by cells located in the liver. Hemophilia B is caused by mutations in the gene that encodes the coagulation FIX protein. The condition can lead to repeated and sometimes life-

threatening episodes of spontaneous bleeding. According to the 2015 World Federation of Hemophilia Annual Global Survey, approximately 30,300 people worldwide suffer from hemophilia B.
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
The current standard of care for hemophilia B is either prophylactic or on-demand FIX protein replacement therapy, in which frequent intravenous administrations of recombinant FIX are required to stop or prevent bleeding. Prophylactic therapy for hemophilia B, which has been shown to lead to the best outcomes, is practiced only by some adult patients in the United States due to the significant expense, patient inconvenience, concern about lifetime insurance caps and concern about the risk of blood-borne disease transmission from plasma-derived products. We believe that an average adult patient with severe hemophilia B who treats only in response to bleeds uses, on average, $100,000 of FIX concentrate each year. The cost to treat an average adult patient with severe hemophilia B prophylactically has been estimated to reach up to $300,000 or more each year. A gene therapy treatment could offer patients the benefits of prophylaxis without the need for frequent factor infusion.
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

SPK-9001, our lead SPK-FIX product candidate for the treatment of hemophilia B
Based on our clinical experience, we have refined our research around the immune response to systemic AAV gene therapy administration and developed proprietary, bio-engineered AAV vectors for use in our SPK-FIX program. We selected Spark100 as the lead vector from among several that we have bio-engineered and evaluated, based on three characteristics: (i) low prevalence of pre-existing neutralizing antibodies to this capsid within the human population; (ii) high levels of liver transduction in preclinical models; and (iii) a favorable bio-distribution profile, which refers to the specific tissues throughout the body to which the vector migrates following infusion. In addition to the bio-engineered vector, we have: (i) developed a more versatile immunosuppression regimen to suppress the T-cell response; (ii) introduced a different transgene, known as FIX-Padua, encoding a naturally occurring high-activity FIX variant that confers a four- to eight-fold increase in the specific activity of FIX; and (iii) developed a proprietary approach to manufacturing product candidates in our SPK-FIX program.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under the terms of the agreement, we received a $20.0 million upfront payment, earned $15.0 million milestone payments in each of December 2015 and December 2016 and are eligible to receive up to an additional $230.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales.
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
Throughout 2016, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001. Most recently, in December 2016 at the American Society of Hematology Annual Meeting, we presented the following preliminary data, as of December 1 2016, on the first nine subjects who received a single administration of 5 x 1011 vector genomes per kilogram of body weight:

•
Total consumption of clotting factor IX concentrates in all nine participants over a cumulative 1,650 patient days following administration of SPK-9001 was reduced by 1.13 million international units, which represents a 100%

reduction in the use of factor concentrates in eight of the nine participants based on their factor IX concentrates usage in the year prior to enrollment. One subject has infused factor IX concentrates as a precaution for suspected bleeds; and

•	No participants developed factor IX inhibitors and no serious adverse events have been reported.
SPK-FVIII for the treatment of hemophilia A
In our SPK-FVIII program for the treatment of hemophilia A, we recently initiated a dose-escalating Phase 1/2 clinical trial of our lead investigational product candidate, SPK-8011, that has demonstrated production of therapeutic levels of factor VIII in multiple preclinical models at doses that have been safely delivered to humans. Hemophilia A is the most common form of hemophilia, with approximately 140,000 patients worldwide. The only therapies currently available for moderate to severe hemophilia A are intravenously administered factor VIII protein or its derivatives. We retain global commercialization rights to the SPK-FVIII program.
Neurodegenerative diseases
We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
TPP1 deficiency is a form of Batten disease that causes severe childhood neurodegenerative disorders that result in motor and mental decline, seizures and visual deficits appearing between ages two and four and is fatal by ages ten to twelve in a majority of cases. We believe there are approximately 750 to 1,000 patients with TPP1 deficiency in the United States and the five major European markets with approximately 100 new cases annually.
Huntington's disease is a hereditary genetic disorder that we believe affects over 60,000 patients in the United States and the five major European markets.
We have other neurodegenerative disease programs in preclinical development. We believe that neurodegenerative diseases are a significantly underserved market that we are particularly well positioned to address with our gene therapy platform.
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
We have made significant investments in developing optimized manufacturing processes and believe that our processes and methods provide the most comprehensive manufacturing process developed to date for AAV-based vector product candidates, including:

•	sufficient scale to support commercial manufacturing requirements for many of our product candidates, including those for IRDs;

•	stable manufactured AAV vectors with sufficient longevity that a small number of initial batches will likely provide adequate commercial supply for multiple years;

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

We believe these improvements and our continued investment in our manufacturing platform will enable us to develop best-in-class, next generation gene therapy products. For example, we recently demonstrated proof-of-concept in scaling from the current adherent process to a suspension process. This capability could be important in addressing disease indications with a large target population, such as hemophilia A.
We are working with FDA to ensure our facility and procedures are cGMP compliant in all aspects and we also are receiving Protocol Assistance and Scientific Advice from EMA. Prior to BLA approval of voretigene neparvovec, we intend to seek cGMP validation of our facility to produce commercial supplies of our product candidates. We are engaged in efforts to expand capacity to meet future manufacturing needs through investment in process development.
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
Licensed patents and patent applications
As of February 28, 2017, our patent portfolio included approximately 297 U.S. and foreign patents and patent applications licensed from CHOP, UIRF, Penn and NIH. Our patent portfolio also includes patent applications that we have filed on our own technologies, including technologies related to our hemophilia A program. The patents and patent applications in our patent portfolio cover technology used in our own development programs, as well as technology used in our collaboration with Pfizer. We have granted Pfizer an exclusive worldwide license for the development and commercialization of product candidates for the treatment of hemophilia B under the patents and other rights listed below that relate to our SPK-FIX program.

Manufacturing platform
We exclusively in-license three patent application families from CHOP relating to scalable manufacturing for producing high-purity gene therapy vectors. The first family relates to manufacture of our own product candidates as well as the product candidates and development programs that are the subject of our collaboration with Pfizer, and patents have been granted in the United States, Australia and Mexico and applications are pending in the United States, Brazil, Canada, China, Europe, Israel, India and Japan. We expect that patents issuing from these applications would expire in 2031, excluding any potential patent term extension or adjustment. The second and third application families relate to scalable manufacturing and purification of lentiviral vectors. The second application family is pending in the United States, Australia, Canada, Europe, Hong Kong and Japan. We expect that patents issuing from these applications, if any, would expire in 2032, excluding any potential patent term extension or adjustment. The third application family is pending in the United States, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, Russia, South Africa and South Korea. We expect that patents issuing from these applications, if any, would expire in 2034, excluding any potential patent term extension or adjustment.
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
We believe our manufacturing patent applications and related know-how and trade secrets may provide us with additional intellectual property protection relating to voretigene neparvovec and SPK-CHM.
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
Neurodegenerative disorders
We exclusively in-licensed a portfolio of approximately 119 U.S. and foreign patents and patent applications from UIRF that relate to treatment of a broad array of CNS and neurodegenerative diseases.
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
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates in our gene therapy program for the treatment of hemophilia B. Under the agreement, we have granted Pfizer an exclusive worldwide license under specified patent rights and know-how relating to any factor IX gene therapy that we develop, manufacture or commercialize prior to December 31, 2024, to develop, manufacture and commercialize such licensed factor IX gene therapy products for the diagnosis, prevention, treatment and cure of hemophilia B.
Under the terms of the agreement, we are primarily responsible for conducting research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and we will share development costs incurred under an agreed product development plan for each product candidate, with our share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will primarily be responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith.
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
Under the terms of the agreement, we received a $20.0 million upfront payment. In each of December 2015 and December 2016, we earned a $15.0 million milestone payment and also are eligible to receive up to an additional $230.0 million in aggregate milestone payments under the agreement, $110.0 million of which relate to potential development, regulatory and commercial milestones for the first product candidate to achieve each milestone and $120.0 million of which relate to potential regulatory milestones for additional product candidates. In addition, we are entitled to receive royalties, calculated as a low-teen percentage of net sales of licensed products. The royalties may be subject to certain reductions, including for a specified portion of royalty payments that Pfizer may become required to pay under any third-party license agreements, subject to a minimum royalty. Under the agreement, we remain solely responsible for the payment of license payments payable by us under specified license agreements.
In June 2016, Pfizer and we amended the agreement to allow for the technology transfer of certain of our manufacturing processes related to SPK-9001 to be transferred to Pfizer for use in the field of hemophilia B.
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
We also have entered into a master research services agreement with CHOP under which CHOP supplies us with viral vectors. Under this master research services agreement, we expect to maintain a sufficient supply of clinical-grade gene therapy vectors produced in CHOP’s cGMP clinical facility to meet both our clinical needs and, at our option, our commercial batches to support the commercial launch of voretigene neparvovec, if approved. The term of the agreement extends until October 14, 2028 as to services relating to the supply of RPE65 vectors and until June 30, 2018 as to other services, and continues beyond such expiration dates as to work orders executed by the parties prior to the applicable expiration date until the completion of such work orders. We amended this agreement in March 2016 to extend the expiration date for services other than the supply of voretigene neparvovec vectors. We may terminate this agreement upon 30 days’ written notice for any reason, and CHOP may terminate this agreement upon 30 days’ written notice upon uncured material breaches by us of the terms of the agreement or if it reasonably determines that continuation of this agreement will have a materially adverse effect on its legal, regulatory or tax status.
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
Selecta Biosciences, Inc.
In December 2016, we entered into a license agreement that provides us with exclusive worldwide rights to Selecta's proprietary Synthetic Vaccine Particles, or SVP™, platform technology for co-administration with gene therapy targets, including factor VIII for hemophilia A, as well as exclusive options for up to four additional undisclosed genetic targets.
Selecta's immune tolerance SVP, including SVP-Rapamycin, is an investigational technology intended to suppress the formation of neutralizing antibodies to an AAV capsid when used in combination with gene therapies, without altering the therapeutic profile of the gene therapy. Neutralizing antibodies form in response to an initial administration of an AAV gene therapy and prevent effective subsequent usage. The potential ability to re-dose a gene therapy may be beneficial where a patient has not achieved a sufficient therapeutic expression of the transferred gene in the initial dose.
Subject to the terms of the agreement, we made an initial $10.0 million cash payment to Selecta and purchased $5.0 million of Selecta's common stock. Within 12 months of the agreement's signing, we have agreed to pay Selecta an additional $5.0 million in cash and to purchase an additional $10.0 million of Selecta's common stock. Selecta will be eligible for up to $430.0 million in milestone payments for each target, with up to $65.0 million being based on our achievement of specified development and regulatory milestones and up to $365.0 million for specified commercial milestones. In addition, we will pay Selecta tiered mid-single to low-double-digit royalties on worldwide annual net sales of any resulting commercialized gene therapy.
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
We are aware of companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Annapurna Therapeutics, Applied Genetic Technologies Corporation, or AGTC, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., AveXis, Inc., Abeona Therapeutics Inc., Dimension Therapeutics, Inc., GenSight Biologics SA, Horama SAS, Lysogene SAS, MeiraGTx Limited, NightstaRx Ltd., ReGenX Biosciences, LLC, uniQure N.V. and Voyager Therapeutics, Inc. as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
For our clinical product candidates, the main competitors include:

•
Voretigene neparvovec. While no approved pharmacologic agents exist for patients with RPE65-mediated IRD, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded patients. Novelion Therapeutics, Inc. (formerly QLT Inc.) completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

•
SPK-CHM. We are aware that NightstaRx Ltd. is developing an AAV-based gene therapy for the treatment of choroideremia. NightstaRx Ltd. has obtained orphan product designation in the United States and the European Union for this product candidate for the treatment of choroideremia and is conducting a Phase 1/2 trial.

•
SPK-FIX. Hemophilia B patients typically are treated by a variety of plasma-derived, recombinant or long-acting products that are produced by a number of companies, including Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Shire, PLC, Dimension Therapeutics Inc., Sangamo BioSciences, Inc., Freeline Therapeutics and uniQure N.V.

•
SPK-FVIII. The only therapies currently available for moderate to severe hemophilia A are intravenously administered FVIII protein or its derivatives. The main competitors with product candidates under development to treat hemophilia A include BioMarin Pharmaceutical Inc., Dimension Therapeutics Inc. in collaboration with Bayer HealthCare, Shire PLC, uniQure N.V., Sangamo Biosciences, Inc., Telethon Institute for Gene Therapy in collaboration with Biogen Inc., Alnylam Incorporated, Novo Nordisk A/S and Roche Holding AG.

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

Finally, with passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy (which may include a cell therapy) that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
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
Biosimilars and exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, created an abbreviated approval pathway for biologic products shown to be similar to, or interchangeable with, an FDA-licensed reference biologic product, referred to as biosimilars. In order for FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
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

The 21st Century Cures Act

On December 13, 2016, President Obama signed the Cures Act into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increasing funding for FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the NIH. The Cures Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes for four years the priority review voucher program for certain drugs intended to treat rare pediatric diseases; creates a new priority review voucher program for drug applications determined to be material threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

FDA approval of companion diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. FDA has not indicated that it would require a companion diagnostic with voretigene neparvovec.
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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive. The new Clinical Trials Regulation will become applicable no earlier than October 2018. Until the Clinical Trials Regulatioin will become applicable, all clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive, which will be repealed on the day of entry into application of the Clinical Trial Regulation. It will however still apply three years from that day to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opted for old system. The Clinical Trial Regulation will overhaul the current system of approvals for clinical trials in the EU. Specifically, the legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.
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

With the new Administration and Congress, there likely will be additional legislative changes, including repeal and replacement of certain provisions of the PPACA.  To that end, on January 20, 2017, President Trump issued an Executive Order Minimizing the Economic Burden of the PPACA Repeal. The Executive Order declares that, pending repeal of the PPACA, it is imperative for the executive branch to ensure that the law is being efficiently implemented, take all actions consistent with law to minimize the unwarranted economic and regulatory burdens of the PPACA and prepare to provide the states more flexibility and control to create a more free and open healthcare market. The Order directs the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authorities and responsibilities under the PPACA to exercise their authority and discretion to waive, defer, grant exemptions from or delay the implementation of any provision or requirement of the PPACA that would impose a fiscal burden on any state or a cost, fee, tax, penalty or regulatory burden on individuals, families, healthcare providers, health insurers, patients, recipients of healthcare services, purchasers of health insurance or makers of medical devices, products or medications.

With respect to repeal of the Affordable Care Act and its replacement with new legislation, it is unclear when such legislation will be enacted, what it will provide and what impact it will have on the availability of healthcare and containing or lowering the costs of healthcare.
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
Employees
As of February 22, 2017, we had 213 full-time employees, including a total of 55 employees with M.D. or Ph.D. degrees. Of our workforce, 54 employees are engaged in research and development, 73 employees are engaged in technical operations and manufacturing, 12 employees are engaged in medical affairs, 22 employees are engaged in commercial and 52 employees are engaged in corporate functions, including finance, IT, legal, human resources and general operations and management. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
In November 2016, we entered in an additional lease agreement for approximately 49,000 square feet of office and laboratory space in Philadelphia, Pennsylvania, that will commence on April 1, 2017. In February 2017, we amended the lease to include approximately 25,000 additional square feet of office space that will commence on January 1, 2018. In addition, we lease approximately 5,400 square feet of office space in Waltham, Massachusetts, which expires in March 2022.
Corporate Information
We were incorporated in the State of Delaware on March 13, 2013. Our principal executive offices are located at 3737 Market Street Suite 1300 Philadelphia, PA, and our telephone number is (888) 772-7560.
Our corporate website address is www.sparktx.com. Our website is an inactive textual reference and nothing on our website is incorporated by reference in this Annual report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site that contains our public filings with the Securities and Exchange Commission and other information regarding our company, at www.sec.gov. These reports and other information concerning our company may also be accessed at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.
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
Since inception, we have incurred net losses. Our net losses were $47.8 million and $123.7 million for the years ended December 31, 2015 and 2016, respectively. As of December 31, 2016, we had an accumulated deficit of $252.4 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and two follow-on offerings, which closed on December 21, 2015 and June 20, 2016. We received net proceeds from the IPO and follow-on offerings of $395.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•
submit our BLA and prepare our marketing authorization application, or MAA, for voretigene neparvovec and seek marketing approvals for any of our other product candidates that successfully complete clinical trials;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-CHM, SPK-9001 and SPK-8011;

•
establish and grow a marketing and distribution infrastructure to commercialize voretigene neparvovec, if approved, and other any product candidates for which we may submit for and obtain marketing approval;

•	conduct IND-enabling studies for our preclinical programs;

•	initiate additional preclinical studies and clinical trials for our other product candidates;

•	seek to identify additional product candidates;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	build out additional laboratory and cGMP manufacturing capacity;

•	further develop our gene therapy platform;

•	expand our medical affairs efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, diagnostics and genetic testing, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.
Our operations have consumed significant amounts of cash since inception. As of December 31, 2016, our cash and cash equivalents and marketable securities, including our equity investment in Selecta, were $318.1 million. Our research and development expenses increased from $46.0 million for the year ended December 31, 2015 to $86.4 million for the year ended December 31, 2016. We estimate that our cash and cash equivalents and marketable securities as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements into 2019.
Our future capital requirements will depend on many factors, including:

•	the costs of preparing and submitting a BLA with FDA and an MAA with EMA for voretigene neparvovec;

•	the cost and our ability to establish commercial infrastructure and manufacturing capabilities required to support the launch of voretigene neparvovec;

•	whether additional clinical testing is required to secure regulatory approvals for all intended or desired indications of voretigene neparvovec;

•	the scope, progress, results and costs of drug discovery, recruitment, laboratory testing, preclinical development and clinical trials for our other product candidates;

•	the costs associated with the build out of additional laboratory and cGMP manufacturing capacity;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sale of our products, including amounts reimbursed by government and third party payors should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our current collaboration agreements remaining in effect and our achievement of milestones under those agreements;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other product candidates and technologies.
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

Risks related to the development of our product candidates
Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. Currently, no gene therapy product has been approved for a genetic disease in the United States and only two such products have been approved in the European Union.
We have concentrated our research and development efforts on our gene therapy platform, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Although we intend to leverage our experience with voretigene neparvovec in our preclinical and clinical development of other product candidates, we may be unable to reduce development timelines and costs for our other gene therapy development programs. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing our products on a timely or profitable basis, if at all. For example, we, a collaborator or another group may uncover a previously unknown risk associated with AAV, and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.
In addition, the clinical trial requirements of FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only two gene therapy product for a genetic disease, uniQure N.V.’s Glybera and GlaxoSmithKline plc's Strimvelis, have received marketing authorization from the European Commission. Even if we are successful in developing product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates. Approvals by the European Commission may not be indicative of what FDA may require for approval.
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
We have limited safety and limited clinical efficacy data for the use of SPK-CHM, SPK-9001 and SPK-8011 in humans. There can be no assurance that the results seen in preclinical studies for any of our product candidates ultimately will result in success in clinical trials. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
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
Our current product candidates are being developed to treat rare conditions. We plan to seek initial marketing approvals in the United States and, subsequently, the European Union. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA or EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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
Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If our vectors demonstrate a similar effect, which we are unable to mitigate with immuno-suppressive regimens, we may decide or be required to halt or delay further clinical development of our product candidates.

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
Voretigene neparvovec has been granted orphan drug designation by FDA for the treatment of IRD caused by biallelic mutations to the RPE65 gene and from the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-9001 has received both breakthrough therapy and orphan drug designation by FDA. SPK-CHM has been granted orphan drug designation by FDA and the European Commission for the treatment of choroideremia. SPK-TPP1 has been granted orphan product designation by FDA for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
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
We are aware of companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Annapurna Therapeutics, Applied Genetic Technologies Corporation, or AGTC, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., AveXis, Inc., Abeona Therapeutics Inc., Dimension Therapeutics, Inc., GenSight Biologics SA, Horama SAS, Lysogene SAS, MeiraGTx Limited, NightstaRx Ltd., ReGenX Biosciences, LLC, uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
For our particular programs, the main competitors include:

•
Voretigene neparvovec. While no approved pharmacologic agents exist for patients with RPE65-mediated IRD, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded RP patients. Novelion Therapeutics, Inc. (formally QLT Inc.) completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates, including MeiraGTx and Horama SAS. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

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
Approval of a product candidate in the United States by FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit a marketing authorization application to EMA for approval of our product candidates in the European Union, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. In addition, on June 23, 2016, a majority of voters in the United Kingdom elected by referendum to leave the European Union, or Brexit. A significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulation as the United Kingdom determines which European Union laws to replace or replicate.
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

Risks related to the commercialization of our product candidates
If we are unable to expand our market development capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.
We currently have a small market development organization. To successfully commercialize voretigene neparvovec, if approved, we plan to expand our capabilities to promote market access and build awareness. To successfully commercialize any other products that may result from our development programs, we will need to further expand our market development organization, either on our own or with others. The development of our own market development team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability.
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
Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for voretigene neparvovec, if approved, or any of our other product candidates that may be approved in the future, which would adversely affect our revenue and results of operations.
We expect that coverage and reimbursement of pharmaceutical may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies recently has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render our product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenues and gross margins.
We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for our future products, which would adversely affect our anticipated revenue and results of operations.
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

Ethical, legal and social issues related to genetic testing may reduce demand for our products candidate, if approved.
We anticipate that prior to receiving certain gene therapies, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities prohibiting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for our product candidates, if approved.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The PPACA is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.
Several provisions of the law may affect us and increase certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance, included a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole,” and imposed a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The law also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states, and created a new Patient-Centered Outcomes Research Institute to oversee clinical effectiveness research.
In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. There have been recent public announcements by members of Congress and the new Administration regarding plans to repeal and replace the PPACA. However, it remains unclear how a repeal or replacements of these programs might affect the prices we may obtain for any of our product candidates, including voretigene neparvovec, for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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
The collection and use of personal health data in the European Union, presently governed by the provisions of the Data Protection Directive will be replaced with the General Data Protection Regulation, or GDPR, which is currently going through the adoption process. The GDPR will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. The GDPR will also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR will introduce substantial fines for breaches of the data protection rules. It was adopted in 2016 and will become enforceable in 2018. Once it is enforceable, the GDPR may increase our responsibility and liability in relation to personal data that we process. To comply with the new data protection rules imposed by the GDPR we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.
Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize voretigene neparvovec or any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
Although we maintain product liability insurance coverage, this insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize voretigene neparvovec or any other product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
We have registered trademarks with the USPTO for the mark “SPARK” and the Spark logo and pending trademark applications in the United States and various foreign jurisdictions for marks related to our business. Whether allowed or registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
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
As of February 22, 2017, our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 27.7% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, may control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of February 22, 2017, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in connection with our acquisition of Genable, on June 3, 2016 we filed a resale registration statement to register the 265,000 shares of common stock we issued to Genable shareholders as part of the transaction. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of February 22, 2017, we had outstanding options to purchase an aggregate of 4,493,808 shares of our common stock, of which options to purchase 1,269,523 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

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
As a public company and particularly since January 1, 2017, when we ceased being an Emerging Growth Company, we incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties

We occupy approximately 28,000 square feet of office, laboratory and manufacturing space in Philadelphia, Pennsylvania, under a lease that expires in 2025, with our option for early termination in 2021. We also occupy approximately 14,000 square feet of office space in Philadelphia, Pennsylvania under a sublease that expires in November 2018 and approximately 6,500 square feet of additional office space in Philadelphia for corporate and commercial purposes that expires in 2021.

In November 2016, the Company entered in an additional lease agreement for approximately 49,000 square feet of office and laboratory space in Philadelphia, Pennsylvania, that will commence on April 1, 2017. In February 2017, we amended the lease to include approximately 25,000 additional square feet of office space that will commence on January 1, 2018. In addition, we lease approximately 5,400 square feet of office space in Waltham, Massachusetts, which expires in March 2022.

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

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer's Purchase of Equity Securities

Our common stock has been publicly traded on NASDAQ Global Market under the symbol "ONCE" since January 30, 2015. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low
2015
First Quarter (beginning January 30, 2015)	$79.50	$40.16
Second Quarter	$78.48	$47.01
Third Quarter	$71.75	$36.96
Fourth Quarter	$61.91	$39.62
2016
First Quarter	$44.71	$21.20
Second Quarter	$60.05	$28.65
Third Quarter	$65.99	$50.52
Fourth Quarter	$64.43	$35.07

On February 22, 2017, the last reported sale price for our common stock on the Nasdaq Global Select Market was $60.48 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 30, 2015 (the first date that shares of our common stock were publicly traded) and December 31, 2016, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 after the market closed on January 30, 2015 in each of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index. The graph assumes our closing sales price on January 1, 2016 of $50.00 per share as the initial value of our common stock and not the initial offering price to the public in our initial public offering of $23.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Returns: January 30, 2015 through December 31, 2016

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15
Jan-16
Feb-16
Mar-16
Apr-16
May-16
Jun-16
Jul-16
Aug-16
Sep-16
Oct-16
Nov-16
Dec-16
Spark Therapeutics, Inc.
NASDAQ Biotechnology
NASDAQ Composite

Holders
As of February 22, 2017, there were approximately 43 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in the street name.
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
Recent Sales of Unregistered Securities

We did not sell any shares of our common stock or our preferred stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2016 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.

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

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of December 31, 2016, the entire amount of the remaining portion of the net proceeds is included as cash and cash equivalents and marketable securities.

Item 6. Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The selected financial data below is derived from our consolidated financial statements. We have derived the consolidated statements of operations data for the years ended December 31, 2014, 2015, and 2016 and the consolidated balance sheet data at December 31, 2015 and 2016, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Period from March 13, 2013 (inception) to December 31, 2013		Year ended December 31, 2014	Year ended December 31, 2015	Year ended December 31, 2016
	(in thousands, except per unit/share data)
Statement of operations data:
Revenues	$—		$634	$22,064	$20,183
Operating expenses:
Research and development	4,897		16,351	46,030	86,380
Acquired in-process research and development	50,000		750	—	11,132
General and administrative	2,381		7,863	23,352	48,070
Total operating expenses	57,278		24,964	69,382	145,582
Loss from operations	(57,278)		(24,330)	(47,318)	(125,399)
Interest income	—		5	192	1,747
Net loss	(57,278)		(24,325)	(47,126)	(123,652)
Preferred stock dividends	—		(707)	(635)
Net loss applicable to common stockholders	$(57,278)		$(25,032)	$(47,761)	$(123,652)
Basic and diluted net loss per common unit/share (1)	$(8.44)	(2)	$(4.64)	$(2.10)	$(4.29)
Weighted average basic and diluted common units/shares outstanding (1)	6,788,396	(2)	5,397,599	22,710,105	28,804,133

(1)
See Note 3(m) to our audited financial statements for an explanation of the method used to calculate (a) basic and diluted net loss per common unit/share and weighted average basic and diluted common units/shares outstanding used to calculate the per common unit/share amounts

(2)
Basic and diluted net loss per common unit and weighted average basic and diluted common units outstanding for the period from March 13, 2013 (inception) to December 31, 2013 do not give effect to the one-for-five reverse stock split that became effective on January 16, 2015 as only units of Spark LLC were outstanding during 2013 and the reverse split was not applicable to the units.

	December 31,
	2015	2016
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$293,531	$58,923
Marketable securities	$—	$259,143
Working capital	$289,492	$284,596
Total assets	$329,773	$373,863
Total stockholders' equity	$290,538	$330,277

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under Item 1A “Risk Factors” and under "Forward-Looking Statements" of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. See “Forward-looking statements.”
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Our product candidates have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. Our initial focus is on treating orphan diseases. In October 2015, we reported statistically significant results in a pivotal Phase 3 clinical trial of our first product candidate, voretigene neparvovec, targeting rare genetic blinding conditions, which has received both breakthrough therapy and orphan product designation. Additionally, throughout 2016, Pfizer and we reported data which show encouraging Phase 1/2 initial observations for our hemophilia B product candidate.
We have built a pipeline of additional product candidates targeting rare blinding conditions, hematologic disorders and neurodegenerative diseases. Our pipeline includes: a product candidate targeting choroideremia, or CHM, currently in a Phase 1/2 clinical trial; a product candidate for hemophilia A, currently in a Phase 1/2 clinical trial. We retain global rights to all of our product candidates other than SPK-FIX product candidates, which we licensed to Pfizer.
Our most advanced investigational product candidate, voretigene neparvovec, is intended to treat a genetic blinding condition caused by non sex-linked, or autosomal recessive, biallelic mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRD are affected by a range of severe visual impairments, notably night blindness, or nyctolopia, that make independent activities of daily living challenging and ultimately lead to blindness.
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
Voretigene neparvovec continues to demonstrate long-lasting effects as measured by both MLMT and FST. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial, and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable improvement over four years from time of administration, with observation ongoing. Further, in the continuation of the Phase 3 trial, the original intervention group (n = 20) that received voretigene neparvovec demonstrated sustained benefit two years post-treatment as measured by the bilateral MLMT.
We possess global rights to voretigene neparvovec. If approved, we intend to commercialize voretigene neparvovec globally, initially in the United States. We plan to employ small, targeted market development and medical affairs groups to build and promote access to the product through centers that specialize in treating IRDs. We believe that this approach is more patient-centered and will provide the foundation for future market development and medical affairs operations, particularly for additional gene therapy product candidates for IRDs. The five primary areas of our pre-launch efforts include patient identification, educating stakeholders, developing a high-quality delivery and distribution model, ensuring market access and building a patient-centric organization.
SPK-CHM is our lead product candidate for the treatment of CHM. CHM is an IRD linked to the X-chromosome, which manifests in affected males in childhood as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-CHM and continue to follow subjects in the trial. We recently began enrolling five additional subjects in the trial. To date, SPK-CHM has been well tolerated and we have not observed any product candidate-related serious adverse events in this trial. We have received orphan product designation for SPK-CHM for the treatment of CHM in both the United States and the European Union.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the terms of the agreement, we received a $20.0 million upfront payment in 2014, earned a $15.0 million milestone payment in each of December 2015 and 2016 and are eligible to receive up to an additional $230.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales. Pfizer and we initiated a Phase 1/2 clinical trial of our lead SPK-FIX product candidate, SPK-9001, in 2015. In July 2016, FDA granted breakthrough therapy designation to SPK-9001.
Throughout 2016, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001, most recently, in December 2016 at the American Society of Hematology Annual Meeting. To date in the trial, total consumption of clotting factor IX concentrates in all nine participants over a cumulative 1,650 patient days following administration of SPK-9001 was reduced by 1.13 million international units, which represents a 100% reduction in the use of factor IX concentrate in eight of the nine participants, based on their factor IX concentrates usage in the year prior to enrollment. One subject has infused factor IX concentrates as a precaution against suspected bleeds. No participants developed factor IX inhibitors and no serious adverse events have been reported.
In our SPK-FVIII program for the treatment of hemophilia A, we recently initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, which has demonstrated production of therapeutic levels of factor VIII in multiple preclinical models at doses that have been safely delivered to humans in hemophilia B studies. We retain global commercialization rights to the SPK-FVIII program.
We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
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
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $252.4 million as of December 31, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the years ended December 31, 2015 and 2016, we incurred $46.0 million and $86.4 million of research and development expenses, respectively, and $23.4 million and $48.1 million of general and administrative expenses, respectively.
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
Through December 31, 2016, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $478.3 million.

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
In March 2014, we entered into a development and manufacturing agreement with Genable Technologies Ltd, or Genable, in which we were the exclusive manufacturer and provided development advice and expertise in the ongoing development of Genable’s lead therapeutic product candidate, RhoNova, to treat rhodopsin-linked autosomal dominant retinitis pigmentosa, or RP, or RHO-adRP. RHO-adRP is an IRD that is a genetic subtype of RP that results in severe vision loss and often blindness. Under the agreement, we granted Genable a license to certain AAV vector manufacturing patents and as consideration for the license grant and certain development consulting services we had agreed to provide Genable. During the year ended December 31, 2015, we recognized $0.9 million of revenue from Genable. In March 2016, we acquired Genable. See Note 6 in our Notes to Consolidated Financial Statements for more information.
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
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During each of the years ended December 31, 2015 and 2016, we recognized $20.2 million of revenue from this agreement and, as of December 31, 2016, there was $5.2 million and $3.9 million of current and long-term deferred revenue, respectively, included on our consolidated balance sheet related to this payment. In each of December 2015 and 2016, we earned a $15.0 million milestone payment.
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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	proposed regulatory submissions for voretigene neparvovec;

•	expanding our medical affairs group;

•	certain pre-launch activities for voretigene neparvovec;

•	proposed regulatory submissions for voretigene neparvovec;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates, which are in development in collaboration with Pfizer;

•	the Phase 1/2 clinical trials for SPK-CHM and SPK-8011;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.
A change in the outcome of any of these variables could mean a significant change in the expenses and timing associated with the development of any product candidate.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses, for our employees in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for directors, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents.
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increases in expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. Additionally, prior to the potential regulatory approval of our first product candidate, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to sales and marketing.
Income taxes
From inception through May 1, 2014, we were a limited liability company for federal and state tax purposes and, therefore, all items of income or loss through May 1, 2014 flowed through to the members of the limited liability company. Effective May 2, 2014, we converted from a limited liability company to a C corporation for federal and state income tax purposes. Accordingly, prior to the conversion to the C corporation, we did not record deferred tax assets or liabilities or have any net operating loss carryforwards. At December 31, 2015 and 2016, we concluded that a full valuation allowance is necessary for our deferred tax assets.
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
Impairment of Goodwill and Indefinite-lived Intangible Assets
As a result of the Genable acquisition, we are required to review, on an annual basis, the carrying value of goodwill and indefinite-lived intangible assets to determine whether impairment may exist. For goodwill, the two-step goodwill impairment test consists of the following steps. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments which would then require an assessment in the period in which a triggering event occurred.

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

Results of operations
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
Research and development expenses
Our research and development expenses for the year ended December 31, 2014 were $16.4 million and for the year ended December 31, 2015 were $46.0 million. The $29.6 million increase was due to a $24.3 million increase in internal research and development expenses, due primarily to significantly increased headcount, and an increase of $5.3 million in external research and development expenses, primarily from an increase of $2.1 million in expenses related to clinical trials for voretigene neparvovec, SPK-CHM and SPK-FIX, and an increase of $3.2 million for other product candidates to support our advancing and expanding pipeline.
The following table summarizes our research and development expenses by product candidate or program for the years ended December 31, 2014 and 2015:

	Year ended December 31,
	2014	2015
	(in thousands)
External research and development expenses:
Voretigene neparvovec	$4,404	$5,096
SPK-CHM	915	2,162
SPK-FIX	2,263	2,513
Other product candidates	1,090	4,286
Total external research and development expenses	8,672	14,057
Total internal research and development expenses	7,679	31,973
Total research and development expenses	$16,351	$46,030
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.
Acquired in-process research and development expense
Our acquired in-process research and development expense for the year ended December 31, 2014 was $0.8 million. This amount represents the fair value of the vested shares of common stock issued to Penn which are subject to certain milestone-

based vesting conditions, in consideration for our acquisition of certain rights and property. We recognized this amount as acquired-in-process research and development because additional research and development efforts and marketing approval are required in order to commercialize the licensed technology. Our acquired in-process research and development expense for the year ended December 31, 2015 was zero.
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

Comparison of the years ended December 31, 2015 and 2016

	Year ended December 31,
	2015	2016
	(in thousands)

Revenues	$22,064	$20,183
Operating expenses:
Research and development	46,030	86,380
Acquired in-process research and development	—	11,132
General and administrative	23,352	48,070
Total operating expenses	69,382	145,582
Loss from operations	(47,318)	(125,399)
Interest income	192	1,747
Net loss	$(47,126)	$(123,652)
Revenues
In the year ended December 31, 2015 we recognized $22.1 million of revenue, of which $20.2 million was associated with our Pfizer agreement, and included a $15.0 million milestone payment. The other revenue we recognized was $1.0 million of a non-refundable payment after we concluded discussions on a potential agreement with a pharmaceutical company and $0.9 million in revenue associated with our Genable agreement. In the year ended December 31, 2016, we recognized $20.2 million in revenue, all of which was associated with our Pfizer agreement, including a $15.0 million milestone payment.
Research and development expenses
Our research and development expenses for the year ended December 31, 2015 were $46.0 million and for the year ended December 31, 2016 were $86.4 million. The $40.4 million increase was due to a $30.1 million increase in internal research and development expenses, due to increased effort and headcount in research, technical operations and manufacturing, medical affairs, diagnostics, quality assurance and quality control and an increase of $10.3 million in external research and development expenses, primarily from an increase of $5.6 million in expenses related to voretigene neparvovec and $6.3 million related to our other product candidates, offset by a decrease of $1.6 million associated with our SPK-CHM and SPK-FIX programs.

The following table summarizes our research and development expenses by product candidate or program for the years ended December 31, 2015 and 2016:

	Year ended December 31,
	2015	2016
	(in thousands)
External research and development expenses:
Voretigene neparvovec	$5,096	$10,703
SPK-CHM	2,162	1,328
SPK-FIX	2,513	1,692
Other product candidates	4,286	10,584
Total external research and development expenses	14,057	24,307
Total internal research and development expenses	31,973	62,073
Total research and development expenses	$46,030	$86,380
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.
Acquired in-process research and development expense
Our acquired in-process research and development expense for the year ended December 31, 2015 was zero. Our acquired in-process research and development expense for the year ended December 31, 2016 was $11.1 million. This amount represents payments related to a license agreement and a portion of stock purchase, entered into with Selecta Biosciences, Inc. (Selecta) that provides us with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles (SVP™) platform technology for co-administration with gene therapy targets. We recognized this amount as acquired-in-process research and development because additional research and development efforts and marketing approval are required in order to commercialize the licensed technology.
General and administrative expenses
Our general and administrative expenses for the year ended December 31, 2015 were $23.4 million and for the year ended December 31, 2016 were $48.1 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $24.7 million increase primarily was due to an increase of $15.2 million in salaries and related costs, including stock-based compensation, due to increased headcount increased, and an increase of $9.5 million in launch preparation activities for voretigene neparvovec, legal and patent expenses, professional fees and other operating costs.
Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Year ended December 31,
	2014	2015	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$10,386	$(47,478)	$(80,442)
Investing activities	(11,697)	(4,522)	(285,520)
Financing activities	75,878	270,964	131,367
Effect of exchange rate changes on cash and cash equivalents	—	—	(12)
Net increase (decrease) in cash and cash equivalents	$74,567	$218,964	$(234,607)
Net cash (used in) provided by operating activities
The net cash provided by operating activities was $10.4 million for the year ended December 31, 2014, and consisted of a net loss of $24.3 million adjusted for non-cash items, including the acquired-in-process research and development of $0.8 million, depreciation expense of $0.2 million, stock-based compensation expense of $3.0 million, non-cash rent expense of

$0.6 million and a net increase in operating assets and liabilities of $30.2 million. The significant items in the change in operating assets and liabilities include an increase in deferred rent of $7.9 million related to our tenant improvement allowance, an increase in deferred revenue of $20.8 million, of which $19.4 million is related to our Pfizer agreement, $0.4 million is related to our Genable agreement and $1.0 million is related to the non-refundable payment received for engaging in due diligence with a potential manufacturing technology partner and an increase of $2.3 million in accounts payable and accrued expenses, offset by a $0.8 million increase in prepaid expenses and other assets.
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
The net cash used in operating activities was $80.4 million for the year ended December 31, 2016, and consisted of a net loss of $123.7 million adjusted for non-cash items, including depreciation expense of $3.6 million, acquired in-process research and development of $11.1 million, stock-based compensation expense of $24.5 million, non-cash rent expense of $0.5 million and a net increase in operating assets and liabilities of $4.3 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $5.2 million, all of which is related to our Pfizer agreement, and an increase of $10.0 million in accounts payable and accrued expenses and an increase of $0.5 million in prepaid expenses and other assets and other receivables.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2014 was $11.7 million consisting of costs related to the purchase of property and equipment.
Net cash used in investing activities for the year ended December 31, 2015 was $4.5 million, consisting of costs related to the purchase of property and equipment.
Net cash used in investing activities for the year ended December 31, 2016 was $285.5 million, consisting of net purchases of marketable securities of $259.9 million and $11.1 million for the investment in the Selecta License Agreement entered into in December 2016. In addition, $8.5 million was used for costs related to the purchase of property and equipment and $5.9 million of cash consideration for the acquisition of Genable, net of cash acquired.
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
Net cash provided by financing activities for the year ended December 31, 2016 was $131.4 million, which consisted of $127.6 million of net proceeds from our follow-on public offering in June 2016, $2.6 million in proceeds from the exercise of stock options, $1.6 million in proceeds from long-term debt and $0.3 million in proceeds from the issuance of common stock under our employee stock purchase plan, offset by expenses of $0.7 million paid in the first quarter of 2016 related to our follow-on offering in December 2015 and payments on long-term debt.
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
The expected use of our cash, cash equivalents and marketable securities of $318.1 million as of December 31, 2016 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and marketable securities.
Based on our planned use of our cash and cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to complete the submission of a BLA and prepare for commercialization of voretigene neparvovec, complete our Phase 1/2 trials for SPK-CHM, SPK-9001 and SPK-8011, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2019. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaboration with Pfizer. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2016:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$41,595	$4,410	$8,789	$8,804	$19,592
Long-term Debt Obligations	1,526	$302	$634	$590	$—
Total (2)	$43,121	$4,712	$9,423	$9,394	$19,592

(1)	Operating lease obligations reflect our obligation to make payments in connection with leases for our corporate headquarters and our office in Waltham, Massachusetts.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update, (ASU) 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on on our consolidated financial statements.

In May 2014, the FASB issued updated guidance regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. We are currently evaluating the effect that this guidance may have on our consolidated financial statements as it relates to the Pfizer Inc. collaboration agreement discussed in Note 14 in the notes to consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 intends to reduce the cost and complexity of accounting for share-based payments. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We elected to early adopted the guidance as of March 31, 2016 and the impact was immaterial to the our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. The updated guidance is effective for interim periods and annual periods beginning after December 31, 2017. A cumulative-effect adjustment to the balance sheet will be recorded as of the beginning of the fiscal year of adoption. We have not evaluated the impact of the updated guidance on our consolidated financial statements but we expect to see an increase in the volatility of net loss as the volatility currently recorded in other comprehensive income related to changes in the fair market value of the available-for-sale equity investments will be reflected in net loss after adoption.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”. The objective of ASU 2017-01 is adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance is effective for interim and annual periods beginning after December 31, 2017, and early adoption is permitted. We elected to early adopt this guidance in the current period and have applied it to our evaluation of the license and stock agreement entered into with Selecta (see Note 14 in our Notes to Consolidated Financial Statements for more information).
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash and cash equivalents and marketable securities, including our investment in Selecta, of $318.1 million, primarily invested in U.S. government agency and corporate securities, cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2016, the net fair value of our marketable securities would have resulted in a hypothetical decline of approximately $0.8 million.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-25 of this Annual Report of Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accouting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.
        Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016 based on those criteria.
        Our independent registered public accounting firm, which has audited the financial statements included in this Annual Report, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016. This report appears on page F-2 of this Annual Report.
Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Goverance.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information that will be contained in Proxy Statement for our 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Spark Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Spark Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2016, and the related consolidated statements of operations and comprehensive income (loss), members’/stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Spark Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Spark Therapeutics, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spark Therapeutics, Inc. and subsidiaries as of December 31, 2015 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Spark Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2017

Spark Therapeutics, Inc.
Consolidated balance sheets

	December 31, 2015	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$293,530,590	$58,923,097
Marketable securities	—	237,242,655
Other receivables	16,944,568	16,780,917
Prepaid expenses	1,132,626	1,647,008
Total current assets	311,607,784	314,593,677
Marketable securities	—	21,900,129
Property and equipment, net	16,999,445	19,794,306
Acquired in-process research and development	—	15,490,000
Goodwill	—	1,160,104
Other assets	1,165,285	924,579
Total assets	$329,772,514	$373,862,795
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,687,594	$9,928,737
Accrued expenses	6,529,263	13,826,920
Current portion of long-term debt	—	302,013
Current portion of deferred rent	715,959	771,196
Current portion of deferred revenue	5,182,835	5,168,674
Total current liabilities	22,115,651	29,997,540
Long-term debt	—	1,224,003
Long-term deferred rent	8,084,509	7,498,419
Long-term deferred revenue	9,034,559	3,865,885
Deferred tax liability	—	1,000,235
Total liabilities	39,234,719	43,586,082
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 27,082,493 shares issued and 27,073,287 outstanding at December 31, 2015; 30,873,430 shares issued and 30,864,224 outstanding at December 31, 2016	27,083	30,874
Additional paid-in capital	419,791,732	583,973,682
Accumulated other comprehensive loss	—	(794,296)
Treasury stock, at cost 9,206 shares at December 31, 2015 and 2016	(552,636)	(552,636)
Accumulated deficit	(128,728,384)	(252,380,911)
Total stockholders’ equity	290,537,795	330,276,713
Total liabilities and stockholders’ equity	$329,772,514	$373,862,795

See accompanying notes to consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)

	For the Year Ended December 31,
	2014	2015	2016
Revenues	$633,932	$22,063,674	$20,182,835
Operating expenses:
Research and development	16,351,005	46,029,314	86,379,405
Acquired in-process research and development	750,000	—	11,132,146
General and administrative	7,863,256	23,352,171	48,070,317
Total operating expenses	24,964,261	69,381,485	145,581,868
Loss from operations	(24,330,329)	(47,317,811)	(125,399,033)
Interest income, net	5,520	192,033	1,746,506
Net loss	(24,324,809)	(47,125,778)	(123,652,527)
Preferred stock dividends	(707,342)	(634,794)	—
Net loss applicable to common stockholders	$(25,032,151)	$(47,760,572)	$(123,652,527)
Basic and diluted net loss per common share	$(4.64)	$(2.10)	$(4.29)
Weighted average basic and diluted common shares outstanding	5,397,599	22,710,105	28,804,133

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	$—	$—	$(801,717)
Foreign exchange translation adjustment	—	—	7,421
Total comprehensive loss	$(25,032,151)	$(47,760,572)	$(124,446,823)

See accompanying notes to consolidated financial statements.

Spark Therapeutics, Inc.
Statement of members'/stockholders’ equity
For the year ended December 31, 2014

	Series A convertible preferred		Common		Series A convertible preferred stock		Series B convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	5,000,000	$10,000,000	30,870,000	$50,646,585	—	$—	—	$—	—	$—	$—	$(57,277,797)	$3,368,788
Issuance of restricted units, net of forfeitures	—	—	1,040,667	—	—	—	—	—	—	—	—	—	—
Conversion from LLC to C corporation	(5,000,000)	(10,000,000)	(31,910,667)	(50,646.585)	5,000,000	10,000,000	—	—	6,090,317	6,090	50,640,495	—	—
Issuance of Series B convertible preferred stock, net of transaction cost of $312,795	—	—	—	—	—	—	45,186.334	72,437,203	—	—	—	—	72,437,203
Issuance of common stock in connection with license agreement	—	—	—	—	—	—	—	—	200,000	200	749,800	—	750,000
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,974,538	—	2,974,538
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,324,809)	(24,324,809)
Balance, December 31, 2014	—	$—	—	$—	5,000,000	$10,000,000	45,186,334	$72,437,203	6,290,317	$6,290	$54,364,833	$(81,602,606)	$55,205,720

See accompanying notes to consolidated financial statements.

Spark Therapeutics, Inc.
Statement of members'/stockholders’ equity
For the year ended December 31, 2015

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock in treasury		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2014	5,000,000	$10,000,000	45,186,334	$72,437,203	—	$—	6,290,317	$6,290	$54,364,833	$(81,602,606)	$55,205,720
Conversion of Series A preferred stock and dividends to common stock upon initial public offering	(5,000,000)	(10,000,000)	—	—	—	—	1,016,219	1,016	9,998,984	—	—
Conversion of Series B preferred stock and dividends to common stock upon initial public offering	—	—	(45,186,334)	(72,437,203)	—	—	9,183,831	9,184	72,428,019	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	10,316,995	10,317	268,311,626	—	268,321,943
Issuance of common stock for services	—	—	—	—	—	—	3,556	4	193,905	—	193,909
Issuance of restricted stock	—	—	—	—	—	—	49,750	50	(50)	—	—
Purchase of common stock in treasury	—	—	—	—	9,206	(552,636)	—	—	—	—	(552,636)
Exercise of stock options	—	—	—	—	—	—	221,825	222	1,115,821	—	1,116,043
Stock-based compensation expense	—	—	—	—	—	—	—	—	13,378,594	—	13,378,594
Net loss	—	—	—	—	—	—	—	—	—	(47,125,778)	(47,125,778)
Balance, December 31, 2015	—	$—	—	$—	9,206	$(552,636)	27,082,493	$27,083	$419,791,732	$(128,728,384)	$290,537,795

See accompanying notes to consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity
For the year ended December 31, 2016

	Common stock in treasury			Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	Amount		Shares	Amount

Balance, December 31, 2015	9,206	$(552,636)		27,082,493	$27,083	$419,791,732	$—	$(128,728,384)	$290,537,795
Issuance of common stock, net of issuance costs	—	—		3,025,000	3,025	127,563,039	—	—	127,566,064
Restricted stock canceled	—	—		(2,213)	(2)	2	—	—	—
Issuance of restricted stock, not vested	—	—		40,000	40	(40)	—	—	—
Purchase of common stock under ESPP	—	—		8,012	8	339,861	—	—	339,869
Issuance of stock for acquisition	—	—	—	265,000	265	9,150,185	—	—	9,150,450
Exercise of stock options	—	—		455,138	455	2,591,467	—	—	2,591,922
Unrealized loss on investments	—	—		—	—	—	(801,717)	—	(801,717)
Unrealized gain on foreign currency translation	—	—		—	—	—	7,421	—	7,421
Stock-based compensation expense	—	—		—	—	24,537,436	—	—	24,537,436
Net loss	—	—		—	—	—	—	(123,652,527)	(123,652,527)
Balance, December 31, 2016	9,206	$(552,636)		30,873,430	$30,874	$583,973,682	$(794,296)	$(252,380,911)	$330,276,713

See accompanying notes to consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows

	For the Year ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net loss	$(24,324,809)	$(47,125,778)	$(123,652,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash rent expense	617,114	181,979	(530,853)
Depreciation and amortization expense	169,790	1,732,983	3,634,349
Loss on disposal of property and equipment	—	—	101,490
Acquired in-process research and development	750,000	—	11,132,146
Stock-based compensation expense	2,974,538	13,572,503	24,537,436
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(670,309)	(1,627,602)	(264,230)
Other receivables	(144,393)	(16,700,175)	(234,803)
Accounts payable and accrued expenses	2,331,282	9,052,260	10,018,084
Deferred rent	7,901,375	—	—
Deferred revenue	20,781,791	(6,564,397)	(5,182,835)
Net cash provided by (used in) operating activities	10,386,379	(47,478,227)	(80,441,743)
Cash flows from investing activities:
Purchases of marketable securities	—	—	(279,944,501)
Proceeds from maturities of marketable securities	—	—	20,000,000
Purchase of acquired in-process research and development	—	—	(11,132,146)
Payment for acquisition, net of cash acquired	—	—	(5,911,243)
Purchases of property and equipment	(11,696,962)	(4,521,769)	(8,532,397)
Net cash used in investing activities	(11,696,962)	(4,521,769)	(285,520,287)
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred units	4,861,285	—	—
Proceeds from issuance of Series B convertible preferred stock, net	72,437,203	—	—
Financing costs	(1,420,942)	—	—
Repurchase of common stock	—	(552,636)	—
Proceeds from exercise of options	—	1,116,043	2,591,922
Proceeds from public offerings of common stock, net	—	270,400,216	126,908,733
Proceeds from issuance of common stock under ESPP	—	—	339,869
Proceeds from long-term debt	—	—	1,550,610
Payments on long-term debt	—	—	(24,594)
Net cash provided by financing activities	75,877,546	270,963,623	131,366,540
Effect of exchange rate changes on cash and cash equivalents	—	—	(12,003)
Net increase (decrease) in cash and cash equivalents	74,566,963	218,963,627	(234,607,493)
Cash and cash equivalents, beginning of period	—	74,566,963	293,530,590
Cash and cash equivalents, end of period	$74,566,963	$293,530,590	$58,923,097
Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$868,872	$657,331	$—
Property and equipment purchases included in accounts payable and accrued expenses	$1,147,200	$2,683,487	$681,790

See accompanying notes to the consolidated financial statements.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

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

(a) Public Offerings
On February 4, 2015, the Company closed its initial public offering, or IPO, having sold 8,050,000 shares of common stock at an IPO price of $23.00 per share, for aggregate gross proceeds of $185.2 million. The Company received net proceeds from the IPO of $168.9 million, after deducting underwriting discounts and commissions and other offering expenses. As part of the IPO, all of the outstanding shares of preferred stock, including shares of preferred stock issued as accrued dividends, were converted into an aggregate of 10,200,050 shares of common stock.
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

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $252.4 million at December 31, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its product candidates.
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
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

(b) Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Spark Therapeutics, Inc, Spark Therapeutics Ireland Limited and Spark Therapeutics England Limited. All intercompany balances and transactions have been eliminated in consolidation.

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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

(d) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2015 and 2016 consisted primarily of money market funds.

(e) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2016, the balance in the Company’s accumulated other comprehensive loss included activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the maturity of available-for-sale securities during the year ended December 31, 2016 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 14), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value.

(f) Property and equipment
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

(g) Acquired in-process research and development and goodwill
The acquired in-process research and development (IPR&D) asset is an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written off and the Company will record a noncash impairment loss on its consolidated statement of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives.
The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments which would then require an assessment in the period which a triggering event occurred. The Company performed its annual impairment test as of October 1, 2016 and there was no impairment to acquired in-process research and development in 2016.
Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized, but assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company operates as one reporting unit.
The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step method described below to determine whether or not it is more likely than not that the fair value of its reporting units is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process.
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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any.
The Company performs its annual goodwill impairment test as of October 1st. The Company performed a qualitative assessment in 2016 and determined that there was no impairment to goodwill for the year ended December 31, 2016.

(h) Research and development and in-process research and development
Research and development costs are expensed as incurred. Research and development expenses consist of internal and external expenses. Internal expenses include employee compensation and overhead. External expenses include development, clinical trials, statistical analysis and report writing and regulatory compliance costs incurred with clinical research organizations and other third-party vendors. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. When the Company is reimbursed by a collaboration partner for work performed, the costs incurred are recorded as research and development expenses and the related reimbursement is recorded as a reduction to research and development expenses.
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

(i) Income taxes
From inception through May 1, 2014, the Company was a Delaware LLC for federal and state tax purposes and, therefore, all items of income or loss through May 1, 2014 flowed through to the members of the LLC. Effective May 2, 2014, the Company converted from an LLC to a C corporation for federal and state income tax purposes. Accordingly, prior to the conversion to a C corporation, the Company did not record deferred tax assets or liabilities or have any net operating loss carryforwards. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2015 and 2016, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets.

(j) Revenue recognition
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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

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

(k) Stock-based compensation and fair value of stock
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.
The Company’s stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to non-employees with service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period to the extent achievement of the performance condition is probable.
The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock units to non-employees are adjusted through share-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed over the vesting period.
The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option pricing model, which requires the input of and subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of substantial company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is based on actual awards forfeited.
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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

(l) Recapitalization
On January 16, 2015, the Company effected a reverse stock split of the Company’s common stock at a ratio of one share for every five shares previously held. All common stock share and common stock per share data included in these financial statements reflect the reverse stock split.

(m) Net loss per common share
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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average units/shares outstanding as of December 31, 2014, 2015 and 2016 as they would be anti-dilutive:

	December 31,
	2014	2015	2016
Convertible preferred shares	10,037,255	—	—
Unvested restricted common shares	578,994	373,655	251,809
Options issued and outstanding	2,264,497	3,071,372	4,181,993
Amounts in the table above reflect the common stock equivalents of the noted instruments.

(n) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of December 31, 2015 and 2016 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

(o) Other comprehensive loss
The Company follows the provisions of FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company recorded gains and losses related to changes in available for sale securities and foreign currency translation.

(p) Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update, (ASU) 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not evaluated the impact of the updated guidance on the Company's consolidated financial statements.

In May 2014, the FASB issued updated guidance regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The Company currently is evaluating the effect that this guidance may have on its consolidated financial statements as it relates to the Pfizer Inc. (Pfizer) collaboration agreement discussed in note 14.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. The updated guidance is effective for interim periods and annual periods beginning after December 31, 2017. A cumulative-effect adjustment to the balance sheet will be recorded as of the beginning of the fiscal year of adoption. The Company has not evaluated the impact of the updated guidance on the Company’s consolidated financial statements but expects to see an increase in the volatility of net loss as the volatility currently recorded in other comprehensive income related to changes in the fair market value of the available-for-sale equity investments will be reflected in net loss after adoption.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”. ASU 2017-01 clarified the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance is effective for interim and annual periods beginning after December 31, 2017, and early adoption is permitted. The Company elected to early adopt this guidance in the current period and has applied it to its evaluation of the license and stock agreement entered into with Selecta (note 14).
(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2016:

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016
U.S. government agency	$133,690,267	$10,907	$(85,714)	$133,615,460
Corporate securities	$126,253,903	$—	$(726,579)	$125,527,324
No available-for-sale securities held as of December 31, 2016 had remaining maturities greater than two years.

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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2015:
Assets:
Money market funds (included in cash and cash equivalents)	$293,530,590	—	—
At December 31, 2016:
Assets:
Money market funds (included in cash and cash equivalents)	$53,452,424	—	—
Corporate securities (included in cash and cash equivalents)	$5,029,838
Marketable securities - U.S. government agencies	$133,615,460	—	—
Marketable securities - corporate securities	$122,144,692	3,382,632

(6) Business acquisition of Genable
On March 7, 2016, the Company acquired Genable Technologies, Ltd. (Genable), an Ireland-based private gene therapy company with which the Company had collaborated since 2014 in the development of Genable's therapeutic program targeting a genetic inherited retinal disease (IRD). With the acquisition, the Company acquired RhoNova™, a potential gene therapy targeting rhodopsin-linked autosomal dominant retinitis pigmentosa (RHO-adRP), an IRD that routinely leads to visual impairment and in the most severe cases to blindness. The consideration paid by the Company to Genable shareholders consisted of $6.1 million in cash and 265,000 shares of the Company's common stock with a fair value of $9.2 million, for total consideration of $15.3 million. In connection with the acquistion, a receivable due from Genable also was settled on the date of acquisition for $0.5 million. The Company incurred acquisition-related costs of approximately $0.3 million, which are included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2016.
The Company has accounted for the acquisition as a business combination under the acquisition method of accounting. The Company has allocated the purchase price for the purchase of Genable based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. The completion and filing of federal and state tax returns for the purchased entity may result in adjustments to the carrying value of assets and liabilities.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Recognition and measurement of assets acquired and liabilities assumed
The following table summarizes the fair values of the tangible and intangible assets acquired and liabilities assumed at the acquisition date:

Cash acquired	$196,307
Other current assets	102,506
Acquired in-process research and development	15,490,000
Goodwill	1,160,104
Total assets assumed	16,948,917
Other non-current liabilities	254,753
Deferred tax liability	1,000,235
Total liabilities assumed	1,254,988
Total allocation of purchase price	$15,693,929
In the fourth quarter of 2016, goodwill and deferred tax liability were reduced by $936,015, representing the value of net operating loss carryforwards available for use in Ireland.
Acquired in-process research and development
The Company’s allocation of purchase price to acquired in-process research and development was $15.5 million. The estimated fair value of the in-process research and development was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for the asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of the asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset cash flow stream as well as other factors. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.
(7) Property and equipment, net
Property and equipment consist of the following:

	December 31,
	2015	2016
Laboratory equipment	$4,415,121	$5,833,616
Computer and software	158,280	530,663
Furniture and fixtures	470,151	470,151
Office equipment	72,308	537,756
Leasehold improvements	11,274,721	16,981,989
Construction in progress	2,511,636	967,945

Property and equipment, gross	18,902,217	25,322,120
Less accumulated depreciation and amortization	(1,902,772)	(5,527,814)

Property and equipment, net	$16,999,445	$19,794,306

Depreciation and amortization expense was $1.7 million and $3.6 million for the years ended December 31, 2015 and 2016, respectively.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

(8) Accrued expenses
Accrued expenses consist of the following:

	December 31,
	2015	2016
Compensation and benefits	$4,880,239	$9,613,275
Consulting and professional fees	432,346	995,614
Research and development	978,156	2,717,777
Other	238,522	500,254
	$6,529,263	$13,826,920

(9) Debt
In August 2016, the Company executed an agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other assets purchased (MELF Loan) in the amount of $1.6 million. Borrowings under the MELF Loan are secured by equipment, as defined in the loan agreement. Under the terms of the MELF Loan, the Company has a five year period of monthly payments of $28,928 of principal and interest at an annual interest rate of 3.25%. The Company recorded interest expense of $14,533 related to the MELF Loan for the year ended December 31, 2016.

(10) Stockholders’ equity
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
May 2014 Series B financing
In May 2014, the Company issued 45,186,334 Series B convertible preferred stock (Series B Stock) for $72.4 million, net of transaction costs. In conjunction with the issuance of Series B Stock, certain Series A Stock terms were amended. Every five shares of Series A Stock and Series B Stock were to automatically convert into one share of common stock at a qualified IPO, as defined, or upon approval by at least 87.5% of the Series B Stock holders, subject to certain customary antidilution adjustments contained in the Company’s certificate of incorporation. The Series A Stock and Series B Stock were entitled to receive cumulative dividends at 8% per annum, which accrued from day to day beginning November 23, 2014 and were payable upon conversion, an event of liquidation or a qualified IPO, in each case, in shares of Series A Stock and Series B Stock, as applicable. As of February 4, 2015, dividends of $1.3 million had accumulated, and in connection with the IPO, were declared and converted along with all outstanding shares of Series A Stock and Series B Stock into an aggregate of 10,200,050 shares of common stock.
(b) Common
Through May 1, 2014, the Board designated Series 1 Units, Series 2 Units and Series 3 common units (Series 3 Units). Upon conversion of the Company into a C corporation in May 2014, each outstanding Series 1 Unit converted into 0.2 shares (post-split) of common stock, each outstanding Series 2 Unit converted into 0.2 shares (post-split) of common stock and each outstanding Series 3 Unit converted into 0.03883773 shares (post-split) of common stock. In 2013 and 2014, the Company issued Series 2 Units and Series 3 Units to various employees, directors and consultants of the Company. In connection with the conversion to a C corporation, the units converted to common stock. The vesting terms of the restricted common stock varied, but primarily, shares vest 25% on the first anniversary of the vesting commencement date and then quarterly over three years, with accelerated vesting in the event of a change in control, as defined. Any unvested shares are forfeited in the event that the individual ceases to provide services to the Company.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

For the year ended December 31, 2014, the Company recorded compensation expense of $1.2 million and $1.0 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the year ended December 31, 2015, the Company recorded compensation expense of $0.1 million and $1.8 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the year ended December 31, 2016, the Company recorded compensation expense of $0.1 million and $1.3 million in general and administrative expense and research and development expense, respectively, related to the restricted shares.
In December 2014, 200,000 restricted shares of common stock were issued to The Trustees of the University of Pennsylvania (Penn) in connection with a license agreement (note 12). The shares are subject to certain milestone-based vesting conditions and had a grant date fair value of $1.5 million. The Company recorded in-process research and development expense of $0.8 million during the year ended December 31, 2014. No milestone vesting conditions were achieved in 2015 or 2016.
At December 31, 2016, there was $0.6 million of unrecognized compensation expense related to the restricted common shares which is expected to be recognized over a weighted-average period of 0.6 years.
The following table summarizes restricted stock activity for the instruments discussed above:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2014	578,994	$4.46
Shares vested	(230,439)	$3.87
Nonvested shares at December 31, 2015	348,555	$4.83
Shares canceled	(1,213)	$1.15
Shares vested	(172,466)	$3.90
Nonvested shares at December 31, 2016	174,876	$5.78

(11) Stock incentive plans
In January 2015, the Company established the 2015 Stock Incentive Plan (the 2015 Plan), which became effective immediately prior to the closing of the IPO. The 2015 Plan replaced the 2014 Stock Incentive Plan (the 2014 Plan) and the 209,500 shares available for future grants under the 2014 Plan were rolled into the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. Under the 2015 Plan, the number of shares of common stock reserved for issuance is the sum of: (1) 1,830,000 plus; (2) the number of shares (up to 2,543,299 shares) equal to the sum of the number of shares of common stock then available for issuance under the 2014 Plan and the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,724,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of such fiscal year and an amount determined by the board of directors. In January 2016, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,083,313 shares. As of December 31, 2016, 430,542 shares were available for future grants under the 2015 Plan.
In January 2015, the Company established the 2015 employee stock purchase plan (the 2015 ESPP), which became effective immediately prior to the closing of the IPO. The 2015 ESPP initially provided participating employees with the opportunity to purchase an aggregate of 220,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2015 ESPP automatically will increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2026, in an amount equal to the lowest of: (1) 440,000 shares of common stock; (2) 1% of the total number of shares of common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the board of directors. In January 2016, the number of shares of common stock authorized for issuance under the 2015 ESPP automatically increased, pursuant to the terms of the Plan, by 270,828 shares. As of December 31, 2016, 482,816 shares of common stock are available to provide participating employees with the opportunity to purchase shares of common stock.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The following table summarizes stock option activity:

	Number of shares	Weighted- average exercise price	Aggregate intrinsic value(a)
Outstanding at December 31, 2014	2,264,497	$4.52
Granted	1,031,700	$59.80
Exercised	(221,825)	$5.03
Forfeited	(3,000)	$75.57
Outstanding at December 31, 2015	3,071,372	$22.99
Granted	1,722,950	$43.16
Exercised	(455,138)	$5.69
Forfeited	(157,191)	$21.17
Outstanding at December 31, 2016	4,181,993	$33.25
Vested at December 31, 2016	1,159,926	$24.58	$35,495,985
Vested at December 31, 2016 and expected to vest	4,056,533	$33.25	$83,508,162
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock that were in the money at December 31, 2016.
The weighted average remaining contractual term of options outstanding as of December 31, 2016 is 8.3 years. The weighted average remaining contractual term of options exercisable as of December 31, 2016 is 7.5 years.
During the year ended December 31, 2014, the Company recorded compensation expense of $0.3 million and $0.5 million in research and development expense and general and administrative expense, respectively, related to stock options. During the year ended December 31, 2015, the Company recorded compensation expense of $3.9 million and $5.9 million in research and development expense and general and administrative expense, respectively, related to stock options. During the year ended December 31, 2016, the Company recorded compensation expense of $9.2 million and $13.2 million in research and development expense and general and administrative expense, respectively, related to stock options.
At December 31, 2016, there was $64.3 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.9 years.
The intrinsic value of options exercised during the years ended December 31, 2015 and 2016 was $10.4 million and $21.1 million, respectively.
The weighted average grant date fair value of the options granted in 2014, 2015 and 2016 was $3.25, $40.51 and $28.56 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2015	2016
Expected volatility	87.6%	76.8%	75.2%
Risk-free interest rate	1.90%	1.67%	1.71%
Expected term (in years)	6.02	6.10	5.95
Expected dividend yield	0.0%	0.0%	0.0%

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2014	—	$—
Shares granted	49,750	$60.03
Shares vested	(24,650)	$60.03
Nonvested shares at December 31, 2015	25,100	$60.03
Shares granted	59,500	$44.35
Shares cancelled	(1,000)	$60.03
Shares vested	(6,667)	$37.06
Nonvested shares at December 31, 2016	76,933	$49.90
Included in the above table are non-vested restricted stock grants to certain employees and consultants totaling 43,600 shares for which the vesting provisions are based on achievement of certain Company milestones.
During the year ended December 31, 2015, the Company recorded compensation expense of $1.1 million and $0.6 million in research and development expense and general and administrative expense, respectively, related to restricted common stock. During the year ended December 31, 2016, the Company recorded compensation expense of $0.2 million and $0.4 million in research and development expense and general and administrative expense, respectively, related to restricted common stock.

At December 31, 2016, there was $3.3 million of unrecognized compensation expense related to the restricted common stock, which is expected to be recognized over a weighted average period of 1.9 years.

ESPP stock activity:
No shares were issued to employees during 2015 and 8,012 shares were issued under the ESPP during the year ended December 31, 2016.
During the year ended December 31, 2016, the Company recorded compensation expense of $0.1 million and $0.1 million in research and development expense and general and administrative expense, respectively, related to the 2015 ESPP.
At December 31, 2016, there was no unrecognized compensation expense related to the ESPP.

(12) Commitments and contingencies
(a) Leases

In March 2014, the Company entered into an operating lease for laboratory and office space at its corporate headquarters in Philadelphia, PA, through October 2025. Under this lease, the Company received $8.0 million of tenant improvement allowances during 2014. In November 2015, the Company entered into a sublease agreement for approximately 14,000 square feet of additional office space at its corporate headquarters. The sublease will terminate on November 30, 2018. In February 2016, the Company leased 6,500 square feet of additional office space in Philadelphia under a lease that expires in June 2021. In November 2016, the Company entered in an additional lease agreement for approximately 49,000 square feet of office space in Philadelphia that will commence on April 1, 2017 and terminate on March 31, 2027. Under this lease, the Company will receive $3.2 million of tenant improvements allowances during 2017. In addition, the Company leases approximately 5,400 square feet of office space in Waltham, Massachusetts under a lease that expires in March 2022. As of December 31, 2016, $7.5 million is recorded as long-term deferred rent and $0.8 million is recorded as current deferred rent on the accompanying consolidated balance sheet.

Rent expense under these leases was $1.0 million and $1.9 million for the years ended December 31, 2015 and 2016, respectively.

Future minimum lease payments under these leases are as follows:

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Year Ending December 31,
2017	$4,410,126
2018	4,495,760
2019	4,293,484
2020	4,405,160
2021	4,398,678
2022 and thereafter	19,592,238

Total	$41,595,446

(b) License agreements
See note 13 for a discussion of the CHOP license agreement.
In October 2013, the Company entered into a patent license agreement with the University of Pennsylvania, (Penn), as amended, for certain intellectual property licenses to be provided by Penn to the Company in the fields of research, development, manufacture and commercialization. The license agreement requires the Company to reimburse Penn for the patent costs related to the underlying licensed rights. The Company is obligated to make payments to Penn upon the occurrence of first commercial sale for certain licensed products in both the United States and Europe. The Company must pay a low-single-digit royalty based on net sales of licensed products by territory, which royalties will be reduced if the Company is required to license patents or intellectual property from third parties.
In December 2014, the Company entered into a license agreement with Penn for certain intellectual property licenses. The Company issued to Penn 200,000 shares of restricted common stock (note 10), which are subject to performance-based vesting conditions, in connection with the agreement and is obligated to make milestone payments upon the achievement of certain regulatory milestones up to $5.5 million in the aggregate. Additionally, the Company is obligated to pay Penn single-digit-royalties based on its net sales of licensed products by territory.
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
(13) Related-party transactions
As of December 31, 2015 and 2016, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the years ended December 31, 2014, 2015 and 2016, the Company recorded $0.6 million, $0.7 million and $0.9 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying statements of operations.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the years ended December 31, 2014, 2015 and 2016, the Company recorded $6.0 million, $5.2 million and $7.4 million, respectively, as research and development expense. For the year ended December 31, 2014, the Company recorded $49,393 as general and administrative expense related to these agreements. For the years ended December 31, 2015 and 2016, the company did not record any general and administrative expense related to these agreements.
As of December 31, 2015, $0.2 million and $1.7 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of December 31, 2016, $1.1 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.
(14) Collaboration and license agreements
In March 2014, the Company entered into an agreement with Genable in which the Company was the exclusive manufacturer and provide development advice and expertise in the ongoing development of Genable’s lead therapeutic product. Under a

Spark Therapeutics, Inc.
Notes to consolidated financial statements

license agreement, the Company also granted certain rights to manufacturing patent applications. During the year ended December 31, 2014, the Company received $20,000 for the license and recognized it as revenue. During the year ended December 31, 2015, the Company recognized $0.9 million revenue related to manufacturing of product pursuant to the Genable agreement. In March 2016, the Company acquired Genable (note 6).
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
In December 2014, the Company entered into a global collaboration agreement with Pfizer, for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any Factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company will be primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. In December of both 2015 and 2016, the Company earned a $15.0 million milestone payment, which is included in other receivables on the accompanying balance sheets. During the years ended December 31, 2014, 2015 and 2016, the Company recognized $0.6 million, $20.2 million and $20.2 million of revenue, respectively. As of December 31, 2016, there is $5.2 million and $3.9 million of current and long term deferred revenue, respectively, related to the upfront payment on the consolidated balance sheet. During the years ended December 31, 2014, 2015 and 2016, the Company recorded $0.1 million, $1.3 million and $2.4 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
The Company is eligible to receive up to an additional $230.0 million in aggregate milestone payments, $110.0 million of which relate to potential development, regulatory and commercial milestones for the first product candidate to achieve each milestone and $120.0 million of which relate to potential regulatory milestones for additional product candidates. In addition, the Company is entitled to receive royalties calculated as a low-teen percentage of net sales of licensed products. The royalties may be subject to certain reductions, including for a specified portion of royalty payments that Pfizer may become required to pay under any third-party license agreements, subject to a minimum royalty. Under the agreement, the Company remains solely responsible for the payment of license payments payable by the Company under specified license agreements.
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
In December 2016, the Company entered into a License and Option Agreement (License Agreement) with Selecta that provides the Company with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles (SVP™) platform technology for co-administration with gene therapy targets. Under the terms of the License Agreement, Selecta has granted the Company certain exclusive, worldwide, royalty-bearing licenses to Selecta’s intellectual property and know-how relating to its SVP technology to research, develop and commercialize gene therapies for factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, which is the initial target under the license. In addition, for a specified period of time, the Company may exercise options to research, develop and commercialize gene therapies utilizing the SVP technology for up to four additional targets, subject to the Company’s payment of the applicable option exercise fee, in a range of $1.4 million to $2.0 million depending on the incidence of the applicable indication, to Selecta in each case.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Each party is responsible for its own costs and expenses incurred in connection with its respective activities under the License Agreement, except that the Company has agreed to reimburse Selecta in respect of full-time equivalents and out-of-pocket costs incurred in performing certain tasks or assistance specifically requested by the Company. Selecta retains the responsibility to manufacture the Company’s preclinical, clinical and commercial requirements for the SVP technology, subject to the terms of the License Agreement.
In connection with the execution of the License Agreement the Company paid Selecta an upfront payment of $10.0 million. Additional payments in the aggregate of $5.0 million are due within 12 months. On a target-by-target basis, the Company will be responsible to pay up to an aggregate of $430.0 million in milestone payments for each target, with up to $65.0 million being based on the Company’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits. For a period of 3 years, the Company has the right to fund up to 50% of any development or regulatory milestone payable to Selecta by issuing to Selecta shares of the Company’s common stock having a fair market value equal to the percentage of such development or regulatory milestone, as applicable. The License Agreement will continue on a country-by-country and product-by-product basis until the expiration of the Company's royalty payment obligations with respect to such product in such country unless earlier terminated by the parties. The License Agreement may be terminated by the Company for convenience upon 90 days’ notice and the Company will not be required to make any payments. Either party may terminate the License Agreement on a target-by-target basis for material breach with respect to such target.
In connection with the License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta’s common stock for $5.0 million. The fair value of these shares is classified as available for sale securities at December 31, 2016. Under the terms of the Stock Purchase Agreement the Company will purchase additional shares of Selecta’s common stock for an aggregate of $10.0 million in 2017, unless the License Agreement is terminated.
The Company accounted for the License Agreement and SPA as a basket transaction and allocated the $15.0 million in cash payments to the shares of Selecta’s common stock and the License Agreement in the amounts of $3.9 million and $11.1 million, respectively. The Company calculated the $3.9 million allocated for the Selecta shares acquired based on the closing market price on the date of purchase. The remaining $11.1 million was allocated to the License Agreement and expensed as acquired in-process research and development as the Company determined there was no alternative future use.
(15) Income taxes
A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2014	2015	2016
Federal income tax benefit at statutory rate	34.0%	34.0%	34.0%
Loss prior to C corporation conversion	(7.1)	—	—
State and local tax, net of federal benefit	7.3	8.0	10.4
Permanent differences	(0.6)	(2.7)	3.0
Tax credits	7.3	13.1	9.1
Change in valuation allowance	(40.9)	(52.4)	(56.5)

Effective income tax rate	—%	—%	—%

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2015	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,385,094	$55,710,846
Tax credit carryforwards	11,694,170	28,327,477
Stock based compensation	3,363,805	10,342,547
Deferred rent	3,581,023	3,356,430
Deferred revenue	6,376,558	4,057,998
Accruals and other	2,024,542	9,262,530

Total deferred tax assets	38,425,192	111,057,828
Less valuation allowance	(33,826,206)	(107,616,937)

Net deferred tax assets	$4,598,986	$3,440,891

Intangible assets	$—	$(1,936,250)
Fixed assets	(4,598,986)	(2,504,876)
Total deferred tax liabilities	$(4,598,986)	$(4,441,126)

Net deferred tax liability	$—	$(1,000,235)
As of December 31, 2016, the Company had U.S. federal net operating loss carryforwards of $121.9 million, which may be available to offset future income tax liabilities and will expire beginning in 2034. As of December 31, 2016, the Company also had U.S. state net operating loss carryforwards of $119.7 million which may be available to offset future income tax liabilities and will expire beginning in 2034.
The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2016 and 2015, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company experienced a net change in valuation allowance of $23.4 million and $73.8 million in the years ended December 31, 2015 and 2016, respectively.
As of December 31, 2016, the Company had federal research and development and orphan drug tax credit carryforwards of $1.6 million and $26.7 million, respectively, available to reduce future tax liabilities which expire beginning in 2034.
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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable.  The company’s tax years are still open under status from 2013 to present.  All open years maybe be examined to the extent that tax credit or net operating loss carryforward are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.
For the year ended December 31, 2016, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards;

Spark Therapeutics, Inc.
Notes to consolidated financial statements

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

(16) Selected quarterly financial data (unaudited)
The following table contains quarterly financial information for 2015 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2015 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$2,274,467	$1,288,629	$1,302,789	$17,197,789	$22,063,674
Research and development	8,334,108	9,343,972	11,796,455	16,554,779	46,029,314
General and administrative	3,684,880	6,333,123	6,461,675	6,872,493	23,352,171
Total operating expenses	12,018,988	15,677,095	18,258,130	23,427,272	69,381,485
Loss from operations	(9,744,521)	(14,388,466)	(16,955,341)	(6,229,483)	(47,317,811)
Net loss	$(9,733,507)	$(14,336,842)	$(16,900,560)	$(6,154,869)	$(47,125,778)
Basic and diluted net loss per common share	$(0.58)	$(0.60)	$(0.70)	$(0.25)	$(2.10)

	2016 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$1,288,628	$1,288,629	$1,302,789	$16,302,789	$20,182,835
Research and development	18,251,900	19,621,536	22,384,109	26,121,860	86,379,405
Acquired in-process research and development	—	—	—	11,132,146	11,132,146
General and administrative	8,873,861	10,676,752	12,049,954	16,469,750	48,070,317
Total operating expenses	27,125,761	30,298,288	34,434,063	53,723,756	145,581,868
Loss from operations	(25,837,133)	(29,009,659)	(33,131,274)	(37,420,967)	(125,399,033)
Net loss	$(25,576,711)	$(28,676,115)	$(32,562,407)	$(36,837,294)	$(123,652,527)
Basic and diluted net loss per common share	$(0.95)	$(1.04)	$(1.07)	$(1.21)	$(4.29)

(1) The sum of the quarterly per share amounts may not equal per share amounts reported for the year due to rounding.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017
SPARK THERAPEUTICS, INC.

	By:	/s/ Jeffrey D. Marrazzo
Jeffrey D. Marrazzo
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey D. Marrazzo	Director and Chief Executive Officer	February 28, 2017
Jeffrey D. Marrazzo	(Principal Executive Officer)

/s/ Stephen W. Webster	Chief Financial Officer	February 28, 2017
Stephen W. Webster	(Principal Financial and Accounting Officer)

/s/ Katherine A. High, M.D.	Director	February 28, 2017
Katherine A. High, M.D.

/s/ Steven M. Altschuler, M.D.	Director	February 28, 2017
Steven M. Altschuler, M.D.

/s/ A. Lorris Betz, M.D., Ph.D.	Director	February 28, 2017
A. Lorris Betz, M.D., Ph.D.

/s/ Lars Ekman, M.D., Ph.D.	Director	February 28, 2017
Lars Ekman, M.D., Ph.D.

/s/ Anand Mehra, M.D.	Director	February 28, 2017
Anand Mehra, M.D.

/s/ Vincent Milano	Director	February 28, 2017
Vincent Milano

/s/ Elliott Sigal, M.D., Ph.D.	Director	February 28, 2017
Elliott Sigal, M.D., Ph.D.

/s/ Lota Zoth, CPA	Director	February 28, 2017
Lota Zoth, CPA

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36819	2/6/2015	3.1

3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36819	2/6/2015	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-201318	1/20/2015	4.1

4.2	Investors’ Rights Agreement dated as of May 23, 2014	S-1	333-201318	12/30/2014	4.2

10.1+	2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.1

10.2+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.2

10.3+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.3

10.4+	Form of Restricted Stock Agreement under 2014 Stock Incentive	S-1	333-201318	12/30/2014	10.4

10.5+	2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.5

10.6+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.6

10.7+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.7

10.8+	2015 Employee Stock Purchase Plan	S-1/A	333-201318	1/20/2015	10.8

10.9†	License Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia, as amended	S-1	333-201318	12/30/2014	10.8

10.10†	Technology Assignment Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.9

10.11†	Master Research Services Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.10

10.12†	Services Agreement dated December 26, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.11

10.13†	License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation, as amended	S-1	333-201318	12/30/2014	10.12

10.14†	Patent License Agreement dated October 14, 2013 between the Registrant and The Trustees of the University of Pennsylvania	S-1	333-201318	12/30/2014	10.13

10.15†	License Agreement dated December 6, 2014 between the Registrant and Pfizer Inc.	S-1	333-201318	12/30/2014	10.18

10.16†	Lease Agreement, dated as of March 31, 2014, between the Registrant and Wexford-UCSC 3737, LLC	S-1	333-201318	12/30/2104	10.19

Exhibit Number	Description of Exhibit	Incorporated by Reference
		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.17+	Employment Agreement between the Registrant and Jeffrey D. Marrazzo	S-1/A	333-201318	1/20/2015	10.21

10.18+	Common Share Membership Agreement between the Registrant and Katherine A. High	S-1/A	333-201318	1/20/2015	10.21

10.19+	Form of Indemnification Agreement between the Registrant and each of the executive officers and directors	S-1/A	333-201318	1/20/2015	10.26

10.20†	Amendment No. 2, dated March 23, 2015 to License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation, as amended	10-Q	001-36819	5/11/2015	10.1

10.21	Amendment No.1 dated August 5, 2015 to the Services Agreement dated December 26, 2013 between the Registrant and the Children's Hospital of Philadelphia	10-Q	001-36819	11/16/2015	10.1

10.22†	Amendment No.4 dated October 8, 2015 to the License Agreement dated October 14, 2013 between the Registrant and the Children's Hospital of Philadelphia	10-Q	001-36819	11/16/2015	10.2

10.23†	License Agreement dated November 23, 2015 between the Registrant and the The Children's Hospital of Philadelphia	8-K	001-36819	11/23/2015	99.1

10.24†	Amended and Restated Patent License Agreement dated December 31, 2015, between the Registrant and The Trustees of the University of Pennsylvania	10-K	001-36819	3/14/2016	10.31

10.25+	Amendment, dated January 5, 2016 to the Employment Agreement between the Registrant and Jeffrey D. Marrazzo	10-K	001-36819	3/14/2016	10.32

10.26†	Amendment No. 3, dated January 6, 2016 to License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation	10-K	001-36819	3/14/2016	10.33

10.27†	Amendment No. 1, dated March 10, 2016 to Master Research Services Agreement dated October 14, 2013 between the Registrant and The Children's Hospital of Philadelphia	10-K	001-36819	3/14/2016	10.34

10.28	Lease Agreement, dated as of February 1, 2016, between the Registrant and Wexford-UCSC II, LP	10-K	001-36819	3/14/2016	10.32

10.29†	Amendment dated March 10, 2016, to the License Agreement dated November 23, 2015 between the Registrant and The Children's Hospital of Philadelphia	10-K	001-36819	3/14/2016	10.33

10.30†	Amendment No. 1, dated June 9, 2016, to the License Agreement dated December 6, 2014 between the Registrant and Pfizer	10-Q	001-36819	5/6/2016	10.1

10.31	Form of Employment Agreement for Executive Officer	10-Q	001-36819	5/6/2016	10.2

10.32††	License and Option Agreement, dated December 2, 2016 between the Registrant and Selecta Biosciences, Inc.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP					X

Exhibit Number	Description of Exhibit	Incorporated by Reference
		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Annual Report on Form10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2015 and December 31, 2016, (ii) Statements of Operations and Other Comprehensive income (loss) for the year ended December 31, 2014, 2015 and 2016, (iii) Statement of Stockholders’ Equity as of December 31, 2014, December 31, 2015 and December 31, 2016 (iv) Statements of Cash Flows for the year ended December 31, 2014, 2015 and 2016 and (v) Notes to Audited Consolidated Financial Statements.
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