Form 10-Q
period 2017-03-31
Spark Therapeutics, Inc.
filed 2017-05-10
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017 there were 31,128,125 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the timing, scope or likelihood of regulatory filings and approvals, including the timing of our biologics license application, or BLA, submission for, and final FDA approval of, voretigene neparvovec;

•
the timing, progress and results of clinical trials for SPK-7001, SPK-9001, SPK-8011 and our other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets
(unaudited)

	December 31, 2016	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$58,923,097	$27,495,174
Marketable securities	237,242,655	226,199,646
Other receivables	16,780,917	5,946,802
Prepaid expenses and other current assets	1,647,008	3,713,708
Total current assets	314,593,677	263,355,330
Marketable securities	21,900,129	31,700,984
Property and equipment, net	19,794,306	23,097,630
Acquired in-process research and development	15,490,000	14,950,531
Goodwill	1,160,104	1,119,564
Other assets	924,579	853,510
Total assets	$373,862,795	$335,077,549
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,928,737	$14,021,116
Accrued expenses and other	13,826,920	9,097,776
Current portion of long-term debt	302,013	304,473
Current portion of deferred rent	771,196	1,140,735
Current portion of deferred revenue	5,168,674	5,168,674
Total current liabilities	29,997,540	29,732,774
Long-term debt	1,224,003	1,146,956
Long-term deferred rent	7,498,419	11,086,281
Long-term deferred revenue	3,865,885	2,591,418
Deferred tax liability	1,000,235	965,401
Total liabilities	43,586,082	45,522,830
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 30,873,430 shares issued and 30,864,224 shares outstanding at December 31, 2016; 31,086,809 shares issued and 31,077,603 shares outstanding at March 31, 2017	30,874	31,087
Additional paid-in capital	583,973,682	596,436,232
Accumulated other comprehensive loss	(794,296)	(1,689,721)
Treasury stock, at cost, 9,206 shares at December 31, 2016 and March 31, 2017	(552,636)	(552,636)
Accumulated deficit	(252,380,911)	(304,670,243)
Total stockholders’ equity	330,276,713	289,554,719
Total liabilities and stockholders’ equity	$373,862,795	$335,077,549

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive (loss)
(unaudited)

	Three months ended March 31,
	2016	2017
Revenues	$1,288,628	$1,274,467
Operating expenses:
Research and development	18,251,900	32,735,033
General and administrative	8,873,861	21,413,818
Total operating expenses	27,125,761	54,148,851
Loss from operations	(25,837,133)	(52,874,384)
Interest income, net	260,422	585,052
Net loss	$(25,576,711)	$(52,289,332)
Basic and diluted net loss per common share	$(0.95)	$(1.70)
Weighted average basic and diluted common shares outstanding	26,807,380	30,771,867

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	(300,708)
Foreign exchange translation adjustment	—	(594,717)
Total comprehensive loss	$(25,576,711)	$(53,184,757)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows
(unaudited)

	Three months ended March 31,
	2016	2017
Cash flows from operating activities:
Net loss	$(25,576,711)	$(52,289,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash rent expense	(180,992)	303,499
Depreciation expense	744,058	1,031,404
Acquired in-process research and development	—	386,784
Stock-based compensation expense	4,865,169	9,028,829
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(860,829)	(1,969,377)
Other receivables	15,726,138	10,700,763
Accounts payable and accrued expenses	(1,146,536)	(2,690,064)
Deferred rent	—	3,653,902
Deferred revenue	(1,288,628)	(1,274,467)
Net cash used in operating activities	(7,718,331)	(33,118,059)
Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(5,907,850)	—
Purchases of marketable securities	—	(24,225,338)
Proceeds from maturities of marketable securities	—	24,780,000
Purchases of property and equipment	(4,473,966)	(2,230,192)
Net cash used in investing activities	(10,381,816)	(1,675,530)
Cash flows from financing activities:
Proceeds from exercise of options	196,180	3,433,933
Proceeds from public offerings of common stock, net	(657,331)	—
Payments on long-term debt	—	(74,587)
Net cash provided by (used in) financing activities	(461,151)	3,359,346
Effect of exchange rate changes on cash and cash equivalents	—	6,320
Net decrease in cash and cash equivalents	(18,561,298)	(31,427,923)
Cash and cash equivalents, beginning of period	293,530,590	58,923,097
Cash and cash equivalents, end of period	$274,969,292	$27,495,174

Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$348,108	$2,786,326

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Notes to consolidated financial statements
(unaudited)

(1) The Company
Spark Therapeutics, Inc. was formed on March 13, 2013, in the state of Delaware as AAVenue Therapeutics, LLC and amended its Certificate of Formation in October 2013 to change its name to Spark Therapeutics LLC. In May 2014, it converted from a limited liability company (LLC) to a C corporation, Spark Therapeutics, Inc. (the Company). The Company is a gene therapy company, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The Company operates in one segment and has its principal offices in Philadelphia, Pennsylvania.

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $304.7 million as of March 31, 2017. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. The Company will need additional financing to fund its operations and to commercially develop its product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2016 and 2017 and cash flows for the three months ended March 31, 2016 and 2017. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

(d) Revenue recognition
The Company has generated revenue solely through license and collaborative agreements. The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition: Multiple Element Arrangements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

•	the delivered item has value to the customer on a stand-alone basis; and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.
Under FASB ASC Subtopic 605-25, if both of the criteria above are not met, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognized generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a modified proportional performance method.
Milestones related to research and development activities are accounted for in accordance with FASB ASC Subtopic 605-28, Revenue Recognition: Milestone Method. FASB ASC Subtopic 605-28 allows for the recognition of consideration, which is contingent on the achievement of a substantive milestone in its entirety, in the period the milestone is achieved. A milestone is considered to be substantive if all of the following criteria are met:

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

(e) Net loss per common share
Basic and diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. For all periods presented, unvested restricted shares and common stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per share are the same.
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2016 and 2017 as they would be anti-dilutive:

	March 31,
	2016	2017
Unvested restricted common shares	330,600	574,341
Stock options issued and outstanding	4,029,103	4,401,360
Amounts in the table above reflect the common stock equivalents of the noted instruments.

(f) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of March 31, 2017 represents the net excess of rent expense over the actual cash paid for rent and tenant improvement allowances received.

(g) Other comprehensive loss
The Company follows the provisions of FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss includes gains and losses related to changes in the fair value of available for sale securities and foreign currency translation.
The accumulated balances related to each component of other comprehensive loss are summarized as follows:

	Net unrealized losses on available for sale securities	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2016	$(801,717)	$7,421	$(794,296)
Current period other comprehensive loss	(300,708)	(594,717)	(895,425)
Balance as of March 31, 2017	$(1,102,425)	$(587,296)	$(1,689,721)

(h) Recent accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not evaluated the impact of the updated guidance on the Company's consolidated financial statements.

In May 2014, the FASB issued updated guidance regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The Company currently is evaluating the effect that this guidance may have on its consolidated financial statements as it relates to the Pfizer Inc. (Pfizer) collaboration agreement discussed in note 11.

(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2016 and March 31, 2017:

Description	Cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016
U.S. government agency	$133,690,267	$10,907	$(85,714)	$133,615,460
Corporate securities	$126,253,903	$—	$(726,579)	$125,527,324
March 31, 2017
U.S. government agency	$136,701,100	$—	$(117,043)	$136,584,057
Corporate securities	$122,301,624	$5,183	$(990,234)	$121,316,573
No available-for-sale securities held as of March 31, 2017 had remaining maturities greater than two years.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2016:
Assets:
Money market funds (included in cash and cash equivalents)	$53,452,424	—	—
Corporate securities (included in cash and cash equivalents)	$5,029,838	—	—
Marketable securities - U.S. government agencies	$133,615,460	—	—
Marketable securities - corporate securities	$122,144,692	$3,382,632	—
At March 31, 2017:
Assets:
Money market funds (included in cash and cash equivalents)	$26,648,005	—	—
Marketable securities - U.S. government agencies	$136,584,057	—	—
Marketable securities - corporate securities	$118,672,889	$2,643,684	—

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2017 consisted primarily of money market funds.

(b) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. There were no realized gains or losses recognized on the maturity of available-for-sale securities during the quarter ended March 31, 2017 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 11), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value.

(6) Accrued expenses
Accrued expenses consist of the following:

	December 31, 2016	March 31, 2017
Compensation and benefits	$9,613,275	$3,893,575
Consulting and professional fees	995,614	1,759,313
Research and development	2,717,777	2,279,076
Other	500,254	1,165,812
	$13,826,920	$9,097,776

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
For the three months ended March 31, 2016, the Company recorded compensation expense of $15,769 in general and administrative expense and a reduction in compensation expense of $0.1 million in research and development expense related to the restricted shares. For the three months ended March 31, 2017, the Company recorded compensation expense of $10,246 in general and administrative expense and expense of $0.4 million in research and development expense related to the restricted shares.
Additionally, in 2014, 200,000 restricted shares of common stock were issued to The Trustees of the University of Pennsylvania (Penn) in connection with a license agreement, of which 100,000 shares vested. The remaining shares are subject to certain milestone-based vesting conditions. No milestone vesting conditions were achieved in 2016 or during the three months ended March 31, 2017.
The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2016	174,876	$5.78
Shares canceled	(3,107)	$1.15
Shares vested	(42,811)	$3.92
Nonvested shares at March 31, 2017	128,958	$6.52

(8) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2017, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,234,641 shares. As of March 31, 2017, 867,094 shares were available for future grants under the 2015 Plan.
In January 2017, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 308,660 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 791,476 shares of common stock. As of March 31, 2017, no shares were issued under the 2015 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type was as follows:

	Three months ended March 31,
	2016	2017
Stock options	$4,626,039	$6,716,344
Restricted stock	330,342	1,879,305
Employee stock purchase plan	—	45,176
	$4,956,381	$8,640,825
Of the $8.6 million of stock-based compensation expense incurred during the first quarter of 2017, $3.8 million is classified as research and development expense and $4.8 million is classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. Of the $5.0 million of stock-based compensation expense incurred during the first quarter of 2016, $2.4 million is classified as research and development expense and $2.6 million is classified as general and administrative expense in the consolidated statements of operations and comprehensive loss.
Stock options
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2016	4,181,993	$33.25
Granted	547,700	$56.43
Exercised	(213,379)	$16.09
Forfeited	(114,954)	$33.70
Outstanding at March 31, 2017	4,401,360	$36.95
Vested at March 31, 2017	1,351,681	$28.08
Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2016	76,933	$49.90
Shares granted	374,500	$57.64
Shares canceled	(6,050)	$55.97
Nonvested shares at March 31, 2017	445,383	$56.31
Included in the above table are non-vested restricted stock grants to certain employees and consultants totaling 42,600 shares for which the vesting provisions are based on achievement of certain Company milestones.

(9) Related-party transactions
As of December 31, 2016 and March 31, 2017, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the three months ended March 31, 2016 and 2017, the Company recorded $0.3 million and $0.1 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive loss.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate

Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the three months ended March 31, 2016 and 2017, the Company recorded $1.9 million and $1.8 million, respectively, as research and development expense.
As of December 31, 2016, $1.1 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of March 31, 2017, $1.3 million and $2.0 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(10) Commitments and contingencies
In January 2017, the Company amended its lease for office space in Philadelphia to lease approximately an additional 24,800 square feet that will commence on January 1, 2018, and terminate on December 31, 2028. The additional leased space will increase its future minimum lease payments by $11.5 million over the life of the lease.

(11) Collaboration and license agreements
(a) Pfizer
In December 2014, the Company entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company is primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. During each of the three month periods ended March 31, 2016 and 2017, the Company recognized $1.3 million of revenue related to the upfront payment. As of March 31, 2017, there is $5.2 million and $2.6 million of current and long-term deferred revenue, respectively, related to this payment. During each of the three month periods ended March 31, 2016 and 2017, the Company recorded $0.3 million and $1.0 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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
(b) Selecta
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
In connection with the execution of the License Agreement the Company paid Selecta an upfront payment of $10.0 million. Additional payments in the aggregate of $5.0 million are due to Selecta within 12 months of execution of the agreement. On a target-by-target basis, the Company will be responsible to pay up to an aggregate of $430.0 million in milestone payments for each target, with up to $65.0 million being based on the Company’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits. For a period of 3 years, the Company has the right to fund up to 50% of any development or regulatory milestone payable to Selecta by issuing to Selecta shares of the Company’s common stock having a fair market value equal to the percentage of such development or regulatory milestone, as applicable. The License Agreement will continue on a country-by-country and product-by-product basis until the expiration of the Company's royalty payment obligations with respect to such product in such country unless earlier terminated by the parties. The License Agreement may be terminated by the Company for convenience upon 90 days’ notice and the Company will not be required to make any payments. Either party may terminate the License Agreement on a target-by-target basis for material breach with respect to such target.
In connection with the License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta’s common stock for $5.0 million. The fair value of these shares is classified as available for sale securities as of March 31, 2017. Under the terms of the SPA the Company will purchase additional shares of Selecta’s common stock for an aggregate of $10.0 million in 2017, unless the License Agreement is terminated.
The Company accounted for the License Agreement and SPA as a basket transaction and allocated the $15.0 million in cash payments to the shares of Selecta’s common stock and the License Agreement in the amounts of $3.5 million and $11.5 million, respectively. The Company calculated the $3.5 million allocated for the Selecta shares acquired based on the closing market price on the date of purchase. The Company allocated the remaining $11.5 million to the License Agreement, which was expensed as acquired in-process research and development as the Company determined there was no alternative future use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K that was filed with the SEC on February 28, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Our product candidates have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. Our initial focus is on treating orphan diseases. In October 2015, we reported statistically significant results in a pivotal Phase 3 clinical trial of our first product candidate, voretigene neparvovec, targeting rare genetic blinding conditions, which has received both breakthrough therapy and orphan product designation. Additionally, Pfizer Inc., or Pfizer, and we have reported data which show encouraging Phase 1/2 initial observations for our hemophilia B product candidate.
We have built a pipeline of additional product candidates targeting rare blinding conditions, hematologic disorders and neurodegenerative diseases. Our pipeline includes a product candidate targeting choroideremia, or CHM, currently in a Phase 1/2 clinical trial and a product candidate for hemophilia A, currently in a Phase 1/2 clinical trial. We retain global rights to all of our product candidates other than SPK-FIX product candidates, which we licensed to Pfizer.
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
In October 2015, we announced positive top-line results from our pivotal Phase 3 clinical trial of voretigene neparvovec, the first successfully completed randomized controlled Phase 3 trial of a gene therapy for genetic disease in the United States. The Phase 3 trial demonstrated a statistically significant improvement of vision in subjects that were progressing toward complete blindness. In August 2016, we announced positive one-year follow-up data from the Phase 3 trial on the nine control subjects that crossed over after one year and received voretigene neparvovec. In May 2017, we reported that we have completed our work on the biologics license application, or BLA, for voretigene neparvovec and that it is ready for submission to the U.S. Food and Drug Administration, or FDA.
Voretigene neparvovec continues to demonstrate long-lasting effects as measured by both multi-luminance mobility test, or MLMT, and full-field light sensitivity threshold testing, or FST. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial, and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable improvement over four years from time of administration, with observation ongoing. Further, in the continuation of the Phase 3 trial, the original intervention group (n = 20) that received voretigene neparvovec demonstrated sustained benefit two years post-treatment as measured by the bilateral MLMT.
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
SPK-7001 is our lead product candidate for the treatment of CHM. CHM is an IRD linked to the X-chromosome, which manifests in affected males in adolescents as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-7001 and continue to follow subjects in the trial. We recently began enrolling five additional subjects in the trial who are at an earlier stage of disease. To date, SPK-7001 has been well tolerated and we have not observed any product candidate-

related serious adverse events, or SAEs, in this trial. We did observe one procedure related SAE where the visual acuity of the subject declined from 20/20 to 20/52 as of the last follow-up. As of March 29, 2017, we had one year of follow-up on 5 subjects, 18 months of follow-up on 4 subjects and one subject at the targeted two-year time point. The interim data showed that four out of the 10 subjects demonstrated differences between the injected and control eye, in favor of the injected eye, on at least one endpoint. However, overall, as of the current duration of follow-up, there are no consistent or conclusive differences between the injected and control eye. We have received orphan product designation for SPK-7001 for the treatment of CHM in both the United States and the European Union.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the terms of the agreement, we received a $20.0 million upfront payment in 2014, earned a $15.0 million milestone payment in each of December 2015 and 2016 and are eligible to receive up to an additional $230.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales. In July 2016, FDA granted breakthrough therapy designation to SPK-9001, our lead product candidate in our SPK-FIX program.
Over the past year, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001 most recently in April 2017 at the Hemostasis and Thrombosis Research Society conference. As of the data cutoff date of March 24, 2017, the annualized bleeding rate for the ten trial participants had been reduced by 96% and the annualized infusion rate had been reduced by 99%, with some of the ten participants now being followed for over 12 months.  One of the ten participants has infused factor IX concentrates as a precaution against suspected bleeds. No participants developed factor IX inhibitors and no SAEs have been reported.
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
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $304.7 million as of March 31, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the three months ended March 31, 2016 and 2017, we incurred $18.2 million and $32.7 million of research and development expenses, respectively, and $8.9 million and $21.4 million of general and administrative expenses, respectively.
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
Through March 31, 2017, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $478.3 million.

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

In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During each of the three month periods ended March 31, 2016 and 2017, we recognized $1.3 million of revenue and, as of March 31, 2017, there was $5.2 million and $2.6 million of current and long-term deferred revenue, respectively, included on our balance sheet related to this payment.
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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	regulatory submissions for voretigene neparvovec;

•	expanding our medical affairs group;

•	certain pre-launch activities for voretigene neparvovec

•	the Phase 1/2 clinical trials for SPK-7001 and SPK-8011;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” beginning on page 21 of this Quarterly Report on Form 10-Q.

A change in the outcome of any of these variables could mean a significant change in the expenses and timing associated with the development or commercialization of any product candidate.

General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses, for our employees in executive, operational, finance, legal, commercial and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for directors, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents.
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

Results of operations
Comparison of the three months ended March 31, 2016 and 2017

	Three months ended March 31,
	2016	2017
	(in thousands)
Revenues	$1,289	$1,275
Operating expenses:
Research and development	18,252	32,735
General and administrative	8,874	21,414
Total operating expenses	27,126	54,149
Loss from operations	(25,837)	(52,874)
Interest income	260	585
Net loss	$(25,577)	$(52,289)

Revenues
In each of the three months ended March 31, 2016 and 2017, we recognized $1.3 million of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the three months ended March 31, 2017 were $32.7 million compared with $18.2 million for the three months ended March 31, 2016. The $14.5 million increase was due to a $11.4 million increase in internal research and development expenses, primarily due to significantly increased headcount, and an increase of $3.1 million in external research and development, primarily from an increase of $1.3 million in expenses related to voretigene neparvovec, an increase of $1.2 million in our other clinical programs and $0.6 million related to our programs in preclinical development.

The following table summarizes our research and development expenses by product candidate or program for the three months ended March 31, 2016 and 2017:

	Three months ended March 31,
	2016	2017
	(in thousands)
External research and development expenses:
Voretigene neparvovec	$2,666	$3,979
SPK-CHM	430	565
SPK-FIX	223	833
SPK-FVIII	812	1,244
Programs in preclinical development	1,569	2,176
Total external research and development expenses	5,700	8,797
Total internal research and development expenses	12,552	23,938
Total research and development expenses	$18,252	$32,735
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses
General and administrative expenses for three months ended March 31, 2017 were $21.4 million compared with $8.9 million for the three months ended March 31, 2016. General and administrative expenses consisted primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $12.5 million increase was primarily due to an increase of $6.3 million in salaries and related costs, including stock-based compensation, due to increased headcount, and an increase of $6.2 million in launch preparation activities for voretigene neparvovec, legal and patent expenses, professional fees and other operating costs.
Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three months ended March 31,
	2016	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,718)	$(33,118)
Investing activities	(10,382)	(1,675)
Financing activities	(461)	3,359
Effect of exchange rate changes on cash and cash equivalents	—	6
Net decrease in cash and cash equivalents	$(18,561)	$(31,428)

Net cash used in operating activities
The net cash used in operating activities was $7.7 million for the three months ended March 31, 2016, and consisted of a net loss of $25.6 million adjusted for non-cash items, including depreciation expense of $0.7 million, stock-based compensation expense of $4.9 million, non-cash rent expense of $0.2 million and a net decrease in operating assets and liabilities of $12.4 million. The significant items in the change in operating assets and liabilities include a decrease in other receivable of $15.7 million, of which $15.0 million is related to payment received on our Pfizer receivable, and an increase of $0.9 million in prepaid expenses and other assets, offset by a decrease in accounts payable and accrued expenses of $1.1 million and deferred revenue of $1.3 million.
The net cash used in operating activities was $33.1 million for the three months ended March 31, 2017, and consisted of a net loss of $52.3 million adjusted for non-cash items, including depreciation expense of $1.0 million, stock-based compensation expense of $9.0 million, non-cash rent expense of $0.3 million, other non-cash items of $0.4 million and a net decrease in operating assets and liabilities of $8.4 million. The significant items in the change in operating assets include a decrease in other receivables of $10.7 million, primarily driven by a $15.0 million payment received on our Pfizer receivable, and an increase of $2.0 million in prepaid expenses and other assets. The significant items in the change in operating liabilities include a decrease in accounts payable and accrued expenses of $2.7 million, a decrease in deferred revenue of $1.3 million and an increase in deferred rent of $3.7 million.

Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2016 was $10.4 million, consisting of costs related to the purchase of property and equipment of $4.5 million and $5.9 million for the consideration for the acquisition of Genable, net of cash acquired.
Net cash used in investing activities for the three months ended March 31, 2017 was $1.7 million, consisting of costs related to the purchase of property and equipment of $2.2 million, offset by net proceeds from maturities of marketable securities of $0.5 million.

Net cash provided by (used in) financing activities
Net cash used in financing activities for the three months ended March 31, 2016 was $0.5 million, which consisted of $0.2 million from the exercise of stock options during the first quarter, offset by expenses of $0.7 million paid in the first quarter of 2016 related to our follow-on offering in December 2015.
Net cash provided by financing activities for the three months ended March 31, 2017 was $3.4 million, which primarily consisted of proceeds from the exercise of stock options during the first quarter.

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
The expected use of our cash and cash equivalents and marketable securities of $285.4 million as of March 31, 2017 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, whether and when we commercialize and products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and marketable securities.
Based on our planned use of our cash and cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to complete the submission of a BLA and prepare for commercialization of voretigene neparvovec, complete our Phase 1/2 trials for SPK-7001, SPK-9001 and SPK-8011, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2019. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaboration with Pfizer. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Off-balance sheet arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual obligations
In January 2017, we amended our lease for office space in Philadelphia to lease approximately an additional 24,800 square feet that will commence on January 1, 2018 and terminate on December 31, 2028. The additional leased space will increase our future minimum lease payments by $11.5 million over the life of the lease.
There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2016.

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
There have been no material changes to our critical accounting policies from those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2017, we had cash and cash equivalents and marketable securities, including our investment in Selecta, of $285.4 million, primarily invested in U.S. government agency and corporate securities, cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at March 31, 2017, the net fair market value of our marketable securities would have resulted in a hypothetical decline of approximately $0.7 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred net losses. Our net losses were $25.6 million and $52.3 million for the quarters ended March 31, 2016 and 2017, respectively. As of March 31, 2017, we had an accumulated deficit of $304.7 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 21, 2015, and June 20, 2016. We received net proceeds from the IPO and follow-on offerings of $395.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-7001, SPK-9001 and SPK-8011;

•	conduct Investigational New Drug, or IND, enabling studies for our preclinical programs;

•	initiate additional preclinical studies and clinical trials for our other product candidates;

•	seek to identify additional product candidates;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	build out additional laboratory and cGMP manufacturing capacity;

•	further develop our gene therapy platform;

•	expand our medical affairs efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.
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
Our operations have consumed significant amounts of cash since inception. As of March 31, 2017, our cash and cash equivalents and marketable securities, including our equity investment in Selecta, were $285.4 million. Our research and development expenses increased from $18.2 million for the quarter ended March 31, 2016 to $32.7 million for the quarter ended March 31, 2017. We estimate that our cash and cash equivalents and marketable securities as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2019.
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
We have limited safety and limited clinical efficacy data for the use of SPK-7001, SPK-9001 and SPK-8011 in humans. There can be no assurance that the results seen in preclinical studies for any of our product candidates ultimately will result in success in clinical trials. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
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
Voretigene neparvovec has been granted orphan drug designation by FDA for the treatment of IRD caused by biallelic mutations to the RPE65 gene and from the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-9001 has received both breakthrough therapy and orphan drug designation by FDA. SPK-7001 has been granted orphan drug designation by FDA and the European Commission for the treatment of choroideremia. SPK-TPP1 has been granted orphan product designation by FDA for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
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
Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years, and each of our clinical trials includes a 15-year long-term follow-up phase. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
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
We are aware of companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Annapurna Therapeutics, Applied Genetic Technologies Corporation, or AGTC, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Adverum Biotechnologies, Inc., AveXis, Inc., Abeona Therapeutics Inc., Dimension Therapeutics, Inc., GenSight Biologics SA, Horama SAS, Lysogene SAS, MeiraGTx Limited, NightstaRx Ltd., ReGenX Biosciences, LLC, uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
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
We expect that coverage and reimbursement of pharmaceutical drugs may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies recently has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render our product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenues and gross margins.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.
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
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. With the new Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of the PPACA. However, it remains unclear how any new legislation might affect the prices we may obtain for any of our product candidates, including voretigene neparvovec, for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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
As of May 2, 2017, our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 26.0% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, may exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
A significant number of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of May 2, 2017, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of May 2, 2017, we had outstanding options to purchase an aggregate of 4,326,622 shares of our common stock, of which options to purchase 1,420,277 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

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
There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of March 31, 2017, the entire amount of the net proceeds is included as cash and cash equivalents and marketable securities.

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

Date: May 10, 2017
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

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and March 31, 2017, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.
X