Form 10-Q
period 2017-06-30
Spark Therapeutics, Inc.
filed 2017-08-02
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 26, 2017 there were 31,250,136 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the timing, scope or likelihood of regulatory filings and approvals, including the timing of final FDA approval, if any, for our biologics license application, or BLA, of LUXTURNA™ (voretigene neparvovec);

•	our plans to develop and commercialize our product candidates including our timing and expectations to commercialize LUXTURNA, if approved;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets
(unaudited)

	December 31, 2016	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$58,923,097	$36,811,703
Marketable securities	237,242,655	178,983,007
Other receivables	16,780,917	5,009,699
Prepaid expenses and other current assets	1,647,008	5,519,555
Total current assets	314,593,677	226,323,964
Marketable securities	21,900,129	22,768,329
Property and equipment, net	19,794,306	25,530,072
Acquired-in-process research and development	15,490,000	—
Goodwill	1,160,104	1,195,754
Other assets	924,579	814,283
Total assets	$373,862,795	$276,632,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,928,737	$15,103,921
Accrued expenses and other	13,826,920	14,432,975
Current portion of long-term debt	302,013	306,954
Current portion of deferred rent	771,196	1,033,370
Current portion of deferred revenue	5,168,674	6,276,859
Total current liabilities	29,997,540	37,154,079
Long-term debt	1,224,003	1,069,281
Long-term deferred rent	7,498,419	10,250,088
Long-term deferred revenue	3,865,885	—
Deferred tax liability	1,000,235	—
Total liabilities	43,586,082	48,473,448
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 30,873,430 shares issued and 30,864,224 shares outstanding as of December 31, 2016; 31,237,030 shares issued and 31,219,519 shares outstanding as of June 30, 2017	30,874	31,237
Additional paid-in capital	583,973,682	607,530,146
Accumulated other comprehensive (loss) income	(794,296)	651,042
Treasury stock, at cost, 9,206 shares as of December 31, 2016 and 17,511 shares as of June 30, 2017	(552,636)	(1,023,447)
Accumulated deficit	(252,380,911)	(379,030,024)
Total stockholders’ equity	330,276,713	228,158,954
Total liabilities and stockholders’ equity	$373,862,795	$276,632,402
See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Revenues	$1,288,629	$1,483,233	$2,577,257	$2,757,700
Operating expenses:
Research and development	19,621,536	32,989,267	37,873,436	65,337,516
Acquired in-process research and development	—	3,070,358	—	3,457,142
Impairment of acquired in-process research and development	—	15,696,017	—	15,696,017
General and administrative	10,676,752	26,728,606	19,550,613	48,142,424
Total operating expenses	30,298,288	78,484,248	57,424,049	132,633,099
Loss from operations	(29,009,659)	(77,001,015)	(54,846,792)	(129,875,399)
Interest income, net	333,544	532,509	593,966	1,117,561
Loss before income taxes	(28,676,115)	(76,468,506)	(54,252,826)	(128,757,838)
Income tax benefit	—	2,108,725	—	2,108,725
Net loss	$(28,676,115)	$(74,359,781)	$(54,252,826)	$(126,649,113)
Basic and diluted net loss per common share	$(1.04)	$(2.40)	$(2.00)	$(4.10)
Weighted average basic and diluted common shares outstanding	27,456,954	30,968,450	27,132,288	30,870,740

Other comprehensive income (loss):
Net loss	$(28,676,115)	$(74,359,781)	$(54,252,826)	$(126,649,113)
Unrealized gain on available-for-sale securities, net of tax	70,877	1,643,799	70,877	1,343,091
Foreign exchange translation adjustment	3,253	696,963	3,253	102,246
Total comprehensive loss	$(28,601,985)	$(72,019,019)	$(54,178,696)	$(125,203,776)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows
(unaudited)

	Six months ended June 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(54,252,826)	$(126,649,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash rent expense	(361,984)	533,643
Depreciation expense	1,655,788	2,226,243
Acquired in-process research and development	—	3,457,142
Stock-based compensation expense	11,513,558	18,389,334
Impairment of acquired in-process research and development	—	15,696,017
Noncash income tax benefit	—	(2,108,725)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(600,446)	(3,668,469)
Other receivables	15,554,863	11,682,309
Accounts payable and accrued expenses	(1,986,343)	4,841,392
Deferred rent	—	2,480,200
Deferred revenue	(2,577,257)	(2,757,700)
Net cash used in operating activities	(31,054,647)	(75,877,727)
Cash flows from investing activities:
Purchase of acquired in-process research and development	—	(3,457,142)
Payment for acquisition, net of cash acquired	(5,911,243)	—
Purchases of marketable securities	(153,954,426)	(66,537,275)
Proceeds from maturities of marketable securities	—	126,367,000
Purchases of property and equipment	(5,652,387)	(7,221,385)
Net cash (used in) provided by investing activities	(165,518,056)	49,151,198
Cash flows from financing activities:
Proceeds from exercise of stock options	1,044,508	5,167,493
Purchase of treasury stock	—	(470,811)
Proceeds from public offerings of common stock, net	127,024,270	—
Payments on long-term debt	—	(149,781)
Net cash provided by financing activities	128,068,778	4,546,901
Effect of exchange rate changes on cash and cash equivalents	—	68,234
Net decrease in cash and cash equivalents	(68,503,925)	(22,111,394)
Cash and cash equivalents, beginning of period	293,530,590	58,923,097
Cash and cash equivalents, end of period	$225,026,665	$36,811,703

Supplemental disclosure of cash flow information:
Deferred financing costs included in other receivables and accounts payable and accrued expenses	$117,317	$—
Property and equipment purchases included in accounts payable and accrued expenses	$1,241,453	$1,422,414

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

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $379.0 million as of June 30, 2017. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. The Company will need additional financing to fund its operations and to commercially develop its product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2016 and 2017 and cash flows for the six months ended June 30, 2016 and 2017. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2016 and 2017 as they would be anti-dilutive:

	June 30,
	2016	2017
Unvested restricted common shares	326,694	680,653
Stock options issued and outstanding	4,117,256	4,288,562

(f) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of June 30, 2017 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

(g) Other comprehensive (loss) income
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
The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows:

	Net unrealized (losses) gain on available for sale securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance as of December 31, 2016	$(801,717)	$7,421	$(794,296)
Current period other comprehensive income, net of tax	1,343,091	102,247	1,445,338
Balance as of June 30, 2017	$541,374	$109,668	$651,042

Pursuant to the intraperiod tax guidance included in ASC 740, Accounting for Income Taxes, the Company recorded an income tax benefit of $1.1 million in the second quarter of 2017 as of result of the unrealized gain on available for sale securities with an offsetting tax expense in other comprehensive income (loss).

(h) Recent accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on the Company's consolidated financial statements.

In May 2014, the FASB issued updated guidance regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The Company currently is evaluating the effect that this guidance may have on its consolidated financial statements as it relates to the Pfizer Inc. (Pfizer) collaboration agreement discussed in note 12.
(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2016 and June 30, 2017:

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016
U.S. government agency	$133,690,267	$10,907	$(85,714)	$133,615,460
Corporate securities	$126,253,903	$—	$(726,579)	$125,527,324
June 30, 2017
U.S. government agency	$93,701,942	$—	$(98,807)	$93,603,135
Corporate securities	$106,412,504	$2,674,221	$(938,524)	$108,148,201
No available-for-sale securities held as of June 30, 2017 had remaining maturities greater than two years.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2016:
Assets:
Money market funds (included in cash and cash equivalents)	$53,452,424	—	—
Corporate securities (included in cash and cash equivalents)	5,029,838	—	—
Marketable securities - U.S. government agencies	133,615,460	—	—
Marketable securities - corporate securities	122,144,692	3,382,632	—
At June 30, 2017:
Assets:
Money market funds (included in cash and cash equivalents)	$35,315,795	—	—
Marketable securities - U.S. government agencies	93,603,135	—	—
Marketable securities - corporate securities	102,318,345	5,829,856	—

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2017 consisted primarily of money market funds.
(b) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. No realized gains or losses were recognized on the maturity of available-for-sale securities during the six months ended June 30, 2017 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive (loss) income for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 12), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value.
(6) Impairment of acquired in-process research and development
The acquired in-process research and development (IPR&D) asset was an indefinite-lived intangible asset and was assessed for impairment annually, or more frequently if impairment indicators existed. During the three months ended June 30, 2017, the Company determined that it would no longer pursue product candidates utilizing the technology acquired from Genable Technologies, Ltd. in March 2016 and, accordingly, recorded an impairment charge of $15.7 million within its consolidated statement of operations.  Additionally, the Company recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the IPR&D during the three months ended June 30, 2017.

(7) Accrued expenses
Accrued expenses consist of the following:

	December 31, 2016	June 30, 2017
Compensation and benefits	$9,613,275	$7,543,886
Consulting and professional fees	995,614	3,617,539
Research and development	2,717,777	1,656,442
Other	500,254	1,615,108
Total accrued expenses	$13,826,920	$14,432,975

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
For the six months ended June 30, 2016, the Company recorded compensation expense of $31,538 and $0.7 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the six months ended June 30, 2017, the Company recorded compensation expense of $19,994 and $0.8 million in general and administrative expense and research and development expense, respectively, related to the restricted shares.
Additionally, in 2014, 200,000 restricted shares of common stock were issued to The Trustees of the University of Pennsylvania (Penn) in connection with a license agreement, of which 100,000 shares vested. The remaining shares are subject to certain milestone-based vesting conditions. No milestone vesting conditions were achieved in 2016 or during the six months ended June 30, 2017.
The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2016	174,876	$5.78
Shares canceled	(3,107)	$1.15
Shares vested	(52,349)	$3.78
Nonvested shares at June 30, 2017	119,420	$6.79

(9) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2017, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,234,641 shares. As of June 30, 2017, 686,614 shares were available for future grants under the 2015 Plan.
In January 2017, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 308,660 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 791,476 shares of common stock. For the six months ended June 30, 2017, no shares were issued under the 2015 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type was as follows:

	Six months ended June 30,
	2016	2017
Stock options	$9,804,839	$13,952,521
Restricted stock	959,074	3,466,030
Employee stock purchase plan	—	177,789
	$10,763,913	$17,596,340
Of the $17.6 million of stock-based compensation expense incurred during the six months ended June 30, 2017, $7.2 million is classified as research and development expense and $10.4 million is classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. Of the $10.8 million of stock-based compensation expense incurred during the six months ended June 30, 2016, $4.9 million is classified as research and development expense and $5.9 million is classified as general and administrative expense in the consolidated statements of operations and comprehensive loss.
Stock options
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2016	4,181,993	$33.25
Granted	689,300	$56.21
Exercised	(367,707)	$14.05
Canceled	(215,024)	$37.63
Outstanding at June 30, 2017	4,288,562	$38.37
Vested at June 30, 2017	1,504,673	$30.39
Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2016	76,933	$49.90
Shares granted	518,900	$57.22
Shares vested	(23,100)	$60.03
Shares canceled	(11,500)	$55.82
Nonvested shares at June 30, 2017	561,233	$56.13
Included in the above table are non-vested restricted stock grants to certain employees and consultants totaling 19,500 shares for which the vesting provisions are based on the achievement of certain Company milestones.

(10) Related-party transactions
As of December 31, 2016 and June 30, 2017, the Children's Hospital of Philadelphia (CHOP) was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the six months ended June 30, 2016 and 2017, the Company recorded $0.5 million and $0.3 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive income (loss).

In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For each of the six months ended June 30, 2016 and 2017, the Company recorded $3.3 million as research and development expense.
As of December 31, 2016, $1.1 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of June 30, 2017, $0.1 million and $1.2 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(11) Commitments and contingencies
In January 2017, the Company amended its lease for office space in Philadelphia to lease an additional 24,800 square feet that will commence on January 1, 2018, and terminate on December 31, 2028. The additional leased space will increase its future minimum lease payments by $11.5 million over the life of the lease.

(12) Collaboration and license agreements
(a) Pfizer
In December 2014, the Company entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company is primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. During the six month periods ended June 30, 2016 and 2017, the Company recognized $2.6 million and $2.8 million, respectively, of revenue related to the upfront payment. As of June 30, 2017, there is $6.3 million of current deferred revenue related to this payment. During the six month periods ended June 30, 2016 and 2017, the Company recorded $0.4 million and $2.1 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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
(b) Selecta
In December 2016, the Company entered into a License and Option Agreement (the License Agreement) with Selecta that provides the Company with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles (SVP™) platform technology for co-administration with gene therapy targets. Under the terms of the License Agreement, Selecta has granted the Company certain exclusive, worldwide, royalty-bearing licenses to Selecta’s intellectual property and know-how relating to its SVP technology to research, develop and commercialize gene therapies for factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, which is the initial target under the license. In addition, for a specified period of time, the Company may exercise options to research, develop and commercialize gene therapies utilizing the SVP technology for up to four additional targets, subject to the Company’s payment of the applicable option exercise fee, in a range of $1.4 million to $2.0 million depending on the incidence of the applicable indication, to Selecta in each case.

Pursuant to a letter agreement (Letter Agreement), entered into between the Company and Selecta on June 6, 2017, Selecta agreed to reimburse the Company for all costs and expenses related to research and development for any licensed products for a specified amount of time, up to an agreed upon cap. Additionally, the Company has agreed to reimburse Selecta in respect of full-time equivalents and out-of-pocket costs incurred in performing certain tasks or assistance specifically requested by the Company. Selecta retains the responsibility to manufacture the Company’s preclinical, clinical and commercial requirements for the SVP technology, subject to the terms of the License Agreement.
In connection with the execution of the License Agreement, the Company paid Selecta an upfront payment of $10.0 million in December 2016. An additional payment of $2.5 million was made in June 2017 pursuant to the terms of the License Agreement and the Letter Agreement. An additional payment of $2.5 million is due to Selecta within 12 months of execution of the agreement. On a target-by-target basis, the Company will be responsible to pay up to an aggregate of $430.0 million in milestone payments for each target, with up to $65.0 million being based on the Company’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits. For a period of 3 years, the Company has the right to fund up to 50% of any development or regulatory milestone payable to Selecta by issuing to Selecta shares of the Company’s common stock having a fair market value equal to the percentage of such development or regulatory milestone, as applicable. The License Agreement will continue on a country-by-country and product-by-product basis until the expiration of the Company's royalty payment obligations with respect to such product in such country unless earlier terminated by the parties. The License Agreement may be terminated by the Company for convenience upon 90 days’ notice and the Company will not be required to make any payments. Either party may terminate the License Agreement on a target-by-target basis for material breach with respect to such target.
In connection with the License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta's common stock for $5.0 million in December 2016 and an additional 324,362 unregistered shares of Selecta's common stock for $5.0 million in June 2017. The fair value of these shares is classified as available-for-sale securities as of June 30, 2017. Under the terms of the SPA, the Company will purchase additional shares of Selecta’s common stock for an aggregate of $5.0 million in 2017, unless the License Agreement is terminated.
In December 2016, the Company accounted for payments under the License Agreement and SPA as a basket transaction and allocated the $15.0 million in cash payments to the shares of Selecta’s common stock and the License Agreement in the amounts of $3.5 million and $11.5 million, respectively. The Company calculated the $3.5 million allocated to the Selecta shares acquired based on the closing market price on the date of purchase. The Company allocated the remaining $11.5 million to the License Agreement, which was expensed as acquired in-process research and development as the Company determined there was no alternative future use.
In June 2017, the Company accounted for the payments under the License Agreement, Letter Agreement and SPA as a basket transaction and allocated the $7.5 million in cash payments to the shares of Selecta’s common stock and the License Agreement in the amounts of $4.4 million and $3.1 million, respectively. The Company calculated the $4.4 million allocated to the Selecta shares acquired based on the closing market price on the date of purchase. The Company allocated the remaining $3.1 million to the License Agreement, which was expensed as acquired in-process research and development as the Company determined there was no alternative future use.

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
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Our product candidates have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. We have built a pipeline of product candidates targeting orphan diseases, including rare blinding conditions, hematologic disorders and neurodegenertive diseases, including four product candidates that are in, or have completed, clinical trials.
In 2017, the U.S. Food and Drug Administration, or FDA, accepted for filing the biologics license application, or BLA, for LUXTURNATM (voretigene neparvovec) and granted it Priority Review with a Prescription Drug User Fee Act, or PDUFA, date of January 12, 2018. Further, LUXTURNA, which targets a rare genetic blinding condition, was designated by FDA as a “rare pediatric disease” and, therefore, we may qualify for a rare pediatric disease priority review voucher if LUXTURNA receives marketing approval. If we receive the rare pediatric disease priority review voucher, we may use it for review of a different product candidate, or sell it to a third party. LUXTURNA also has received orphan product designation. In July 2017, we submitted the marketing authorization application, or MAA, for LUXTURNA to the European Medicines Agency, or EMA, for review.

Our clinical pipeline includes our hemophilia programs consisting of SPK-9001, our lead product candidate in the SPK-FIX program addressing hemophilia B, which we are partnering with Pfizer, Inc., or Pfizer, SPK-8011, a product candidate for hemophilia A, currently in Phase 1/2 clinical trial, as well as SPK-7001, a product candidate targeting choroideremia, or CHM, currently in a Phase 1/2 clinical trial. We retain global rights to all of our product candidates other than SPK-FIX product candidates, which we licensed to Pfizer.
LUXTURNA is intended to treat a genetic blinding condition, or inherited retinal disease, or IRD, caused by biallelic mutations in the RPE65 gene. Patients suffering from RPE65-mediated IRD are affected by a range of severe visual impairments, notably night blindness, or nyctolopia, that make independent activities of daily living challenging and ultimately lead to blindness.
In October 2015, we announced positive top-line results from our pivotal Phase 3 clinical trial of LUXTURNA, the first successfully completed randomized controlled Phase 3 trial of a gene therapy for genetic disease in the United States. The Phase 3 trial demonstrated a statistically significant improvement of vision in subjects that were progressing toward complete blindness. In August 2016, we announced positive one-year follow-up data from the Phase 3 trial on the nine control subjects that crossed over after one year and received LUXTURNA.
LUXTURNA continues to demonstrate long-lasting effects as measured by both multi-luminance mobility test, or MLMT, and full-field light sensitivity threshold testing, or FST. Specifically, a cohort of eight subjects that participated in our second Phase 1 clinical trial, and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable improvement over four years from time of administration, with observation ongoing. Further, in the continuation of the Phase 3 trial, the original intervention group (n = 20) that received LUXTURNA demonstrated sustained benefit two years post-treatment as measured by the bilateral MLMT.
We possess global rights to LUXTURNA. If approved, we intend to commercialize LUXTURNA globally, initially in the United States and Europe. We employ small, targeted market development and medical affairs groups to build and promote access to the product through centers that specialize in treating IRDs. We believe that this approach is more patient-centered and will provide the foundation for future market development and medical affairs operations, particularly for additional gene therapy product candidates for IRDs. The five primary areas of our pre-launch efforts include patient identification, educating stakeholders, developing a high-quality delivery and distribution model, ensuring market access and building a patient-centric organization.

RPE65-mediated IRD historically has been clinically diagnosed based on clinical presentation and findings and has been characterized most frequently as Leber congenital amaurosis, or LCA, or retinitis pigmentosa, or RP, among over 20 other clinical classifications. We estimate that LCA affects approximately one in every 81,000 individuals and RP affects approximately one in every 4,500 individuals. Because there are no current pharmacologic treatments for IRDs and there are known to be over 220 different genes causing IRDs, there are limited epidemiology data from which to derive population estimates.  Additionally, epidemiology estimates vary based on geography. We are aware of studies that estimate the prevalence of RPE65 mutations within the LCA population from approximately 6% to 16% and within the RP population from approximately 1% to 3%. Based on our own assessment of the epidemiology data, we believe the prevalent population is up to approximately 6,000 individuals with RPE65 mutations in the United States, Europe and select additional markets in the Americas and Asia/Pacific.
SPK-7001 is our lead product candidate for the treatment of CHM. CHM is an IRD linked to the X-chromosome, which manifests in affected males in adolescents as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-7001 and continue to follow subjects in the trial. We recently enrolled five additional subjects in the trial who are at an earlier stage of disease. To date, SPK-7001 has been well tolerated and we have not observed any product candidate-related serious adverse events, or SAEs, in this trial. We did observe one procedure related SAE where the visual acuity of the subject declined from 20/20 to 20/52 as of the last follow-up. As of March 29, 2017, we had one year of follow-up on 5 subjects, 18 months of follow-up on 4 subjects and one subject at the targeted two-year time point. The interim data showed that four out of the 10 subjects demonstrated differences between the injected and control eye, in favor of the injected eye, on at least one endpoint. As of the current duration of follow-up, there are no consistent or conclusive differences between the injected and control eye. We have received orphan product designation for SPK-7001 for the treatment of CHM in both the United States and the European Union.
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
Over the past year, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001, most recently in July 2017 at the International Society of Hemostasis and Thrombosis Congress. As of the data cutoff date of June 5, 2017, the annualized bleeding rate for the ten trial participants had been reduced by 96% and the annualized infusion rate had been reduced by 99%, with five of the ten participants now being followed for over 12 months.  One of the ten participants has infused factor IX concentrates as a precaution against suspected bleeds. No participants developed factor IX inhibitors and no SAEs have been reported.
In our SPK-FVIII program for the treatment of hemophilia A, we recently initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011. On August 2, 2017, we announced top-line preliminary data for our SPK-8011 product candidate. To date, three participants have been infused in the trial and there have been no SAEs, reported to date, including no factor VIII inhibitors and no thrombotic events.  As of the August 1, 2017 data cutoff, the first two participants, who have received a single administration of SPK-8011 at an initial dose of 5 x 1011 vector genomes (vg)/kg body weight, have now been followed for 23 weeks and 12 weeks, respectively. During this time, there has been a steady and consistent rise in factor VIII activity levels that have now stabilized at levels of 11% and 14% of normal, respectively. Based on these data, we elected to double the dose and recently infused a third participant at a dose of 1 x 1012 vector genomes (vg)/kg body weight. While the results for this third participant are early, his factor activity level is tracking proportionally higher, consistent with the dose escalation. At this point in the trial, there have been no immune responses and none of the participants has required use of corticosteroids. Further, there have been no reported spontaneous bleeds. We retain global commercialization rights to the SPK-FVIII program.
We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $379.0 million as of June 30, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the six months ended June 30, 2016 and 2017, we incurred $37.9 million and $65.3 million of research and development expenses, respectively, and $19.6 million and $48.1 million of general and administrative expenses, respectively.

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
Through June 30, 2017, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $478.3 million.

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
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During the six month periods ended June 30, 2016 and 2017, we recognized $2.6 million and $2.8 million of revenue and, as of June 30, 2017, there was $6.3 million of current deferred revenue included on our balance sheet related to this payment.
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

We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	regulatory submissions and approval for LUXTURNA;

•	expanding our medical affairs group;

•	certain pre-launch activities for LUXTURNA;

•	the Phase 1/2 clinical trials for SPK-7001 and SPK-8011;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” beginning on page 24 of this Quarterly Report on Form 10-Q.
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
Results of operations
Comparison of the three months ended June 30, 2016 and 2017

	Three months ended June 30,
	2016	2017
	(in thousands)
Revenues	$1,289	$1,483
Operating expenses:
Research and development	19,622	32,989
Acquired in-process research and development	—	3,070
Impairment of acquired in-process research and development	—	15,696
General and administrative	10,677	26,729
Total operating expenses	30,299	78,484
Loss from operations	(29,010)	(77,001)
Interest income, net	334	532
Loss before income taxes	(28,676)	(76,469)
Income tax benefit	—	2,109
Net loss	$(28,676)	$(74,360)

Revenues
For the three months ended June 30, 2016 and 2017, we recognized $1.3 million and $1.5 million, respectively, of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the three months ended June 30, 2017 were $33.0 million compared with $19.6 million for the three months ended June 30, 2016. The $13.4 million increase was due to a $9.8 million increase in internal research and development expenses, primarily due to increased headcount, and an increase of $3.6 million in external research and development costs. The increase in external research and development was primarily from an increase of $1.7 million in expenses related to LUXTURNA, $1.2 million in our other programs in preclinical development and $0.7 million in our other clinical programs.
The following table summarizes our research and development expenses by product candidate or program for the three months ended June 30, 2016 and 2017:

	Three months ended June 30,
	2016	2017
	(in thousands)
External research and development expenses:
LUXTURNA	$1,417	$3,149
SPK-CHM	210	519
SPK-FIX	380	1,168
SPK-FVIII	1,443	970
Programs in preclinical development	1,195	2,415
Total external research and development expenses	4,645	8,221
Total internal research and development expenses	14,977	24,768
Total research and development expenses	$19,622	$32,989
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Acquired in-process research and development expense
Our acquired in-process research and development expense for the three months ended June 30, 2016 was zero. Our acquired in-process research and development expense for the three months ended June 30, 2017 was $3.1 million. This amount represents payments related to a license agreement and a portion of a stock purchase entered into with Selecta Biosciences, Inc., or Selecta, that provides us with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles (SVP™) platform technology for co-administration with gene therapy targets. We recognized this amount as acquired-in-process research and development because additional research and development efforts and marketing approval are required in order to commercialize the licensed technology.

Impairment acquired in-process research and development expense
During the three months ended June 30, 2017, we determined that we would no longer pursue product candidates utilizing the technology acquired from Genable Technologies, Ltd., or Genable, in March 2016 and, accordingly, we recorded a non-cash impairment charge of $15.7 million.  Additionally, we recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the acquired in-process research and development during the three months ended June 30, 2017.

General and administrative expenses
General and administrative expenses for the three months ended June 30, 2017 were $26.7 million compared with $10.7 million for the three months ended June 30, 2016. General and administrative expenses consisted primarily of salaries and related costs, including stock-based compensation, legal and patent costs, professional fees and other operating costs. The $16.1 million increase was primarily due to an increase of $7.2 million in salaries and related costs, including stock-based compensation, as a result of increased headcount, an increase of $4.0 million in launch preparation activities for LUXTURNA and $4.9 million in legal and patent expenses, professional fees and other operating costs.

Comparison of the six months ended June 30, 2016 and 2017

	Six months ended June 30,
	2016	2017
	(in thousands)
Revenues	$2,577	$2,758
Operating expenses:
Research and development	37,873	65,338
Acquired in-process research and development	—	3,457
Impairment of acquired in-process research and development	—	15,696
General and administrative	19,551	48,142
Total operating expenses	57,424	132,633
Loss from operations	(54,847)	(129,875)
Interest income, net	594	1,117
Loss before income taxes	(54,253)	(128,758)
Income tax benefit	—	2,109
Net loss	$(54,253)	$(126,649)

Revenues
For the six months ended June 30, 2016 and 2017, we recognized $2.6 million and $2.8 million, respectively, of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the six months ended June 30, 2017 were $65.3 million compared with $37.9 million for the six months ended June 30, 2016. The $27.5 million increase was due to a $20.8 million increase in internal research and development expenses, primarily due to increased headcount, and an increase of $6.7 million in external research and development. The increase in external research and development was primarily from an increase of $3.1 million in expenses related to LUXTURNA, $1.8 million in our other programs in preclinical development and $1.8 million in our other clinical programs.

The following table summarizes our research and development expenses by product candidate or program for the six months ended June 30, 2016 and 2017:

	Six months ended June 30,
	2016	2017
	(in thousands)
External research and development expenses:
LUXTURNA	$4,083	$7,128
SPK-CHM	640	1,084
SPK-FIX	603	2,001
SPK-FVIII	2,255	2,214
Programs in preclinical development	2,763	4,591
Total external research and development expenses	10,344	17,018
Total internal research and development expenses	27,529	48,320
Total research and development expenses	$37,873	$65,338
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Acquired in-process research and development expense
Our acquired in-process research and development expense for the six months ended June 30, 2016 was zero. Our acquired in-process research and development expense for the six months ended June 30, 2017 was $3.5 million. This amount represents payments related to a license agreement and a portion of a stock purchase entered into with Selecta that provides us with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles (SVP™) platform technology for co-administration with gene therapy targets. We recognized this amount as acquired-in-process research and development because additional research and development efforts and marketing approval are required in order to commercialize the licensed technology.

Impairment on acquired in-process research and development expense
During the six months ended June 30, 2017, it was determined that we would no longer pursue product candidates utilizing the technology acquired from Genable in March 2016 and, accordingly, we recorded a non-cash impairment charge of $15.7 million.  Additionally, we recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the acquired in-process research and development during the six months ended June 30, 2017.

General and administrative expenses
General and administrative expenses for six months ended June 30, 2017 were $48.1 million compared with $19.6 million for the six months ended June 30, 2016. General and administrative expenses consisted primarily of salaries and related costs, including stock-based compensation, legal and patent costs, professional fees and other operating costs. The $28.6 million increase was primarily due to an increase of $13.5 million in salaries and related costs, including stock-based compensation, as a result of increased headcount, an increase of $5.8 million in launch preparation activities for LUXTURNA and $9.3 million in legal and patent expenses, professional fees and other operating costs.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six months ended June 30,
	2016	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,055)	$(75,878)
Investing activities	(165,518)	49,151
Financing activities	128,069	4,547
Effect of exchange rate changes on cash and cash equivalents	—	69
Net decrease in cash and cash equivalents	$(68,504)	$(22,111)

Net cash used in operating activities
The net cash used in operating activities was $31.1 million for the six months ended June 30, 2016, and consisted of a net loss of $54.3 million adjusted for non-cash items, including depreciation expense of $1.7 million, stock-based compensation expense of $11.5 million, non-cash rent expense of $0.4 million and a net decrease in operating assets and liabilities of $10.4 million. The significant items in the change in operating assets include a decrease in other receivable of $15.5 million, of which $15.0 million is related to payment received from Pfizer and an increase of $0.6 million in prepaid expenses and other assets. The significant items in the change in operating liabilities decrease in accounts payable and accrued expenses of $2.0 million and deferred revenue of $2.6 million.
The net cash used in operating activities was $75.9 million for the six months ended June 30, 2017, and consisted of a net loss of $126.6 million adjusted for non-cash items, including a $15.7 million impairment charge on our acquired in-process research and development associated with our Genable acquisition from March 2016 and noncash income tax benefit for the reversal of the deferred tax liability associated with the impairment of $1.0 million and $1.1 million related to our available for sale securities, as well as a $3.5 million in acquired in-process research and development expense, which was recognized as a result of a second payment and equity investment payment related to our collaboration agreement with Selecta. Net cash used in operating activities also included depreciation expense of $2.2 million, stock-based compensation expense of $18.4 million, non-cash rent expense of $0.5 million and a net decrease in operating assets and liabilities of $12.6 million. The significant items in the change in operating assets include a decrease in other receivables of $11.7 million, primarily driven by a $15.0 million payment received on our Pfizer receivable, and an increase of $3.7 million in prepaid expenses and other assets as a result of large prepayments related to preclinical and clinical expenses. The significant items in the change in operating liabilities include an increase in accounts payable and accrued expenses of $4.8 million mainly due to an increase in accruals related to bonus and other related salary accruals as a result of increased headcount. The change in operating liabilities also includes an increase in deferred rent of $2.5 million related to tenant improvement allowances, and a decrease in deferred revenue of $2.8 million.

Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2016 was $165.5 million, consisting of purchases of marketable securities of $154.0 million, costs related to the purchase of property and equipment of $5.6 million and $5.9 million of cash consideration for the acquisition of Genable, net of cash acquired.
Net cash provided by investing activities for the six months ended June 30, 2017 was $49.1 million, consisting of net proceeds from maturities of marketable securities of $59.8 million, offset by purchases of property and equipment of $7.2 million and $3.5 million in payments related to our license agreement with Selecta.

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
Net cash provided by financing activities for the six months ended June 30, 2017 was $4.5 million, which consisted of $5.2 million in proceeds from the exercise of stock options, offset by $0.5 million in purchases of treasury stock related to net settlement of vested stock and $0.2 million in payments on long-term debt.

Funding requirements
We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we prepare for commercialization, continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for any of our product candidates, we expect to incur significant pre-launch expenses.
The expected use of our cash and cash equivalents and marketable securities of $238.6 million as of June 30, 2017 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, whether and when we commercialize and products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and marketable securities.
Based on our planned use of our cash and cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to prepare for commercialization of LUXTURNA, complete our Phase 1/2 trials for SPK-7001, SPK-9001 and SPK-8011, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2019. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaboration with Pfizer. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Off-balance sheet arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual obligations
In January 2017, we amended our lease for office space in Philadelphia to lease an additional 24,800 square feet that will commence on January 1, 2018 and terminate on December 31, 2028. The additional leased space will increase our future minimum lease payments by $11.5 million over the life of the lease.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash and cash equivalents and marketable securities, including our investment in Selecta, of $238.6 million, primarily invested in U.S. government agency and corporate securities, cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2017, the net fair market value of our marketable securities would have resulted in a hypothetical decline of approximately $0.6 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred net losses. Our net losses were $54.3 million and $126.6 million for the six months ended June 30, 2016 and 2017, respectively. As of June 30, 2017, we had an accumulated deficit of $379.0 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 21, 2015, and June 20, 2016. We received net proceeds from the IPO and follow-on offerings of $395.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•	establish and grow a marketing and distribution infrastructure to commercialize LUXTURNA, if approved, and other any product candidates for which we may submit for and obtain marketing approval;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-7001, SPK-9001 and SPK-8011;

•	conduct Investigational New Drug, or IND, enabling studies for our preclinical programs;

•	initiate additional preclinical studies and clinical trials for our other product candidates;

•	seek to identify additional product candidates;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	build out additional laboratory and cGMP manufacturing capacity;

•	further develop our gene therapy platform;

•	expand our medical affairs efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.
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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales unless and until such time as LUXTURNA may be approved by FDA or other non-US regulatory authorities and we are able to successfully market and sell LUXTURNA. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, success in:

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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by FDA, EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
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
Our operations have consumed significant amounts of cash since inception. As of June 30, 2017, our cash and cash equivalents and marketable securities, including our equity investment in Selecta, were $238.6 million. Our research and development expenses increased from $37.9 million for the six months ended June 30, 2016 to $65.3 million for the six months ended June 30, 2017. We estimate that our cash and cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2019.
Our future capital requirements will depend on many factors, including:

•	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials;

•	the cost and our ability to establish commercial infrastructure and manufacturing capabilities required to support the launch of LUXTURNA;

•	whether additional clinical testing is required to secure regulatory approvals for all intended or desired indications of LUXTURNA;

•	the scope, progress, results and costs of drug discovery, recruitment, laboratory testing, preclinical development and clinical trials for our other product candidates;

•	the costs associated with the build out of additional laboratory and cGMP manufacturing capacity;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sale of our products, including amounts reimbursed by government and third-party payors should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our current collaboration agreements remaining in effect and our achievement of milestones under those agreements;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other product candidates and technologies.
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
We have concentrated our research and development efforts on our gene therapy platform, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Although we intend to leverage our experience with LUXTURNA in our preclinical and clinical development of other product candidates, we may be unable to reduce development timelines and costs for our other gene therapy development programs. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing our products on a timely or profitable basis, if at all. For example, we, a collaborator or another group may uncover a previously unknown risk associated with AAV, and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.
In addition, the clinical trial requirements of FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only two gene therapy products for a genetic disease, uniQure N.V.’s Glybera and GlaxoSmithKline plc's Strimvelis, have received marketing authorization from the European Commission. Even if we are successful in developing product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates. Approvals by the European Commission may not be indicative of what FDA may require for approval.
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. FDA has established the Office of Tissue and Advanced Therapies within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from U.S. National Institutes of Health, or NIH, also potentially are subject to review by the NIH office of Biotechnology Activities' Recombinant DNA Advisory Committee, or RAC; however, NIH announced in 2014 that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if FDA has reviewed the trial design and details and approved its initiation. Conversely, FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution, such as CHOP, to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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

The results from our pivotal Phase 3 clinical trial for LUXTURNA may not support as broad a marketing approval as we seek, and FDA and EMA may require us to conduct additional clinical trials or evaluate subjects for an additional follow-up period.
While we believe LUXTURNA should be applicable for the treatment of patients with any IRD mediated by RPE65 mutations, the results from our pivotal Phase 3 clinical trial for LUXTURNA, which included only subjects diagnosed with LCA due to RPE65 mutations, may not support as broad a marketing approval as we seek. Even if we obtain regulatory approval for LUXTURNA, we might obtain marketing approval only to treat patients diagnosed with LCA due to RPE65 mutations, based on the inclusion criteria of the Phase 3 trial and the absence of data for patients diagnosed with RPE65-mediated IRDs other than LCA. If LUXTURNA is not approved for RPE65-mediated IRDs other than LCA, we may be required by FDA and EMA to conduct additional clinical trials to support approval of LUXTURNA for patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. This could result in our experiencing substantial delays in obtaining, or never obtaining, marketing approval for LUXTURNA to treat patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. The inability to market LUXTURNA to treat patients with these other clinical classifications would have a material adverse effect on our projected revenues from LUXTURNA and our business, financial condition, results of operations and prospects.
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that FDA or other regulatory authorities may not consider the endpoints of our clinical trials, including our Phase 3 clinical trial for LUXTURNA, to provide clinically meaningful results.
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
FDA described, in general terms, the criteria by which it will judge the validity of the primary efficacy endpoint we chose for our pivotal Phase 3 clinical trial of LUXTURNA. FDA has communicated that guidance through comments on our request for a Special Protocol Assessment, or SPA, which was submitted in 2009, and during subsequent regulatory meetings. FDA stated that the primary endpoint should be clinically meaningful, reflecting a tangible benefit to patients. Further, FDA stated that, preferably, the benefit would improve quality of life, a standard that can be difficult to validate. We voluntarily withdrew our SPA submission at FDA’s request to allow FDA more time for a comprehensive assessment of the Phase 3 trial design. A subsequent Advisory Committee in June 2011 addressed a number of these elements. EMA’s only comment on the validity of the primary endpoint for our pivotal Phase 3 clinical trial was to use only the binocular testing condition. There can be no assurances that FDA or EMA will not have additional questions or comments with respect to our data analyses or any of the endpoints of our Phase 3 trial or that we will adequately address any questions or comments that they may have.
We developed a multi-luminance mobility test, or MLMT, of functional vision that measures subjects’ ability to navigate a specially designed course at incrementally reduced lighting conditions. The subjects follow black arrows on white tiles on the floor around the course, while avoiding common obstacles such as waste baskets. The MLMT is designed to measure improvements in peripheral vision and improvements in night blindness, the two predominant visual deficits in patients with RPE65-mediated IRDs. The MLMT for our pivotal Phase 3 clinical trial of LUXTURNA used seven decreasing increments of light designed to correspond to light conditions encountered during daily activities and in common environments, such as the interior of a shopping mall, the inside of a stairwell and an outdoor parking lot at night. We defined our primary efficacy endpoint as the ability to navigate the course accurately within a given timeframe, at one or more lighting levels lower than the level at which a subject previously had been able to complete the course.
At an FDA advisory committee meeting on gene therapy products for the treatment of retinal disorders convened by CBER in June 2011, we presented a summary of our clinical data to date, as well as our then-proposed Phase 3 trial design. In May 2012, reviewers from FDA, CBER and several ophthalmologists from FDA provided feedback on our proposed MLMT stating that improvement in the ability to navigate at a lower lighting condition may represent an improvement in visual function. FDA requested that we justify a change score on the endpoint that would reliably confer clinical benefit and power our trial accordingly. In the protocol for the Phase 3 trial submitted to FDA, we described in detail our primary endpoint based on a change score of positive one or more light levels. FDA allowed our clinical trial to proceed using that endpoint, even though FDA has authority to place a clinical trial on hold if the protocol for an investigation is “clearly deficient” in design to meet its stated objectives. Through dialogue pursuant to the breakthrough therapy designation of LUXTURNA, we modified the designation of pupillary light reflex to be an exploratory endpoint and the analysis of the mobility test change score for an assigned first eye became a secondary endpoint, resulting in three secondary endpoints: full-field light sensitivity threshold testing, the assigned first eye mobility test change score and visual acuity.
Even though we achieved statistical significance in the pre-specified primary MLMT endpoint and the first two secondary efficacy endpoints, FDA has discretion to reserve judgment on whether the endpoints and the change scores seen in our trial sufficiently demonstrate clinical meaningfulness, including the weight FDA places on the secondary endpoint visual acuity, which was not met to a degree of statistical significance, until FDA reviews our BLA. FDA also weighs the benefits of a product against its risks and FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. The fact that FDA accepted our BLA for filing and granted it Priority Review does not indicate that FDA has made any decisions about any of the above judgments, nor guarantees approval by the January 12, 2018 PDUFA date. Other regulatory authorities in the European Union, or the EU, and other countries may make similar comments with respect to these endpoints.
Additionally, for the Phase 3 trial, we enrolled subjects as young as four years of age (compared to subjects as young as eight years of age in our earlier Phase 1 trials). Even though both arms of the Phase 3 trial were balanced as to age, there is a risk that regulators may question whether subjects at this age could demonstrate improvement in the MLMT as a result of their cognitive development, and not due to LUXTURNA. The MLMT is not designed to detect the extent to which improvement is a result of cognitive development versus the impact of LUXTURNA, therefore, potentially calling into question efficacy results for younger-age subjects. Further, while certain of our secondary endpoints, such as measuring visual acuity, traditionally have been used in clinical settings, due to the unique deficits faced by subjects with IRDs, these traditional tests may not adequately assess patients’ ability to independently carry out activities of daily living. As a result of any of the above, FDA may decide that our results are not clinically meaningful which could delay or prevent approval of LUXTURNA, and could result in FDA or other regulatory authorities requiring us to conduct additional clinical trials.
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
Our current product candidates are being developed to treat rare conditions. We plan to seek initial marketing approvals in the United States and, subsequently, the EU. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA or EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in opening clinical trial sites or obtaining required IRB or independent Ethics Committee approval at each clinical trial site;

•	delays in recruiting suitable subjects to participate in our clinical trials;

•	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;

•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

•	failure to perform in accordance with FDA good clinical practices, or GCP, or applicable regulatory guidelines in the EU and other countries;

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
Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. In previous clinical trials involving adeno-associated virus, or AAV, vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If our vectors demonstrate a similar effect, which we are unable to mitigate with immuno-suppressive regimens, we may decide or be required to halt or delay further clinical development of our product candidates.

In addition to any potential side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. For example, FDA placed our second open-label Phase 1 clinical trial, which we refer to as our 102 trial, on a clinical hold temporarily when we voluntarily halted enrollment and reported a serious adverse event arising from a steroid injection given following administration of LUXTURNA to manage post-operative inflammation related to the standard vitrectomy procedure subjects undergo prior to administration of LUXTURNA. We subsequently adjusted the protocol regarding the use of local steroids and FDA released the clinical hold, allowing the trial to proceed.
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
Additionally, FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, and other non-US regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval of our product candidates. A REMS may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.
LUXTURNA has been granted orphan drug designation by FDA for the treatment of IRD caused by biallelic mutations to the RPE65 gene and from the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-9001 has received both breakthrough therapy and orphan drug designation by FDA. SPK-7001 has been granted orphan drug designation by FDA and the European Commission for the treatment of choroideremia. SPK-TPP1 has been granted orphan product designation by FDA for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EU. The exclusivity period in the United States can be extended by six months if the BLA sponsor submits pediatric data that fairly respond to a written request from FDA for such data. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, FDA may subsequently approve another drug for the same condition if FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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
We have received breakthrough therapy designation for LUXTURNA for nyctalopia in patients with LCA due to RPE65 mutations, as confirmed by genetic testing. We have received breakthrough therapy designation for SPK-9001 for the treatment of hemophilia B. We may, in the future, apply for breakthrough therapy designation for other product candidates in the United States. A breakthrough therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: (i) intensive guidance on an efficient drug development program; (ii) intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and (iii) a rolling review process whereby FDA may consider reviewing portions of a BLA before the sponsor submits the complete application. Product candidates designated as breakthrough therapies by FDA may be eligible for priority review if supported by clinical data.
Designation as a breakthrough therapy is within the discretion of FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, FDA may disagree. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by FDA. In addition, even though LUXTURNA and SPK-9001 have been designated as breakthrough therapy product candidates, FDA may later decide that one or both no longer meet the conditions for designation or decide that the time period for FDA review or approval will not be shortened.
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
Regulatory authorities also may approve a product candidate for more limited indications than requested (such as approving LUXTURNA for the treatment of patients diagnosed with LCA due to RPE65 mutations but not for the treatment of patients with RP due to RPE65 mutations or other RPE65-mediated IRDs) or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.
Further, the regulatory authorities may require concurrent approval or the CE mark of a companion diagnostic device. For the product candidates we currently are developing, we believe that diagnoses based on symptoms, in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, or CLIA, are sufficient to diagnose patients and will be permitted by FDA. For future product candidates, however, it may be necessary to use FDA-cleared or FDA-approved diagnostic tests to diagnose patients or to assure the safe and effective use of product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. On July 31, 2014, FDA announced the publication of a final guidance document describing the agency’s current thinking about the development and regulation of in vitro companion diagnostic devices. The final guidance articulates a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, FDA generally will require approval or clearance of the diagnostic device at the same time that FDA approves the therapeutic product. The final guidance allows for two exceptions to the general rule of concurrent drug/device approval, namely, when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists, and when a serious safety issue arises for an approved therapeutic agent, and no FDA-cleared or FDA-approved companion diagnostic test is yet available. At this point, it is unclear how FDA will apply this policy to our current or future gene therapy product candidates. Should FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. In the EU, Regulation (EU) 2017/746 of the European Parliament and of the Council of 5 April 2017 on in vitro diagnostic medical devices will apply from 2022 and repeal the current applicable provisions. Regulation (EU) 2017/746 will impose additional obligations on us that may impact the development and authorization of our product candidates in the EU.
Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.
Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, or the specific obligations imposed as a condition for marketing authorization by equivalent authorities in foreign jurisdiction, particularly by the European Commission, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, in the United States, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years, and each of our clinical trials includes a 15-year long-term follow-up phase. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
In the EU, the advertising and promotion of our products are subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.
In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by FDA and other regulatory authorities for compliance with current cGMP, requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
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
Similarly to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. This includes control of compliance with cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third party manufacturers would be required to ensure that all of our processes, methods, and equipment are compliant with cGMP. Failure by us or by any of our third party partners, including suppliers, manufacturers, and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant Marketing Authorization, product withdrawals and recalls, product seizures, suspension, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.
In addition, EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that the EMA and the competent authorities of the EU Member States have the authority to require companies to conduct additional post-approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, adverse event management and reporting. Under the pharmacovigilance legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time-consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.

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
We are aware of companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Adverum Biotechnologies, Inc., AveXis, Inc., Abeona Therapeutics Inc., Dimension Therapeutics, Inc., GenSight Biologics SA, Horama SAS, Lysogene SAS, MeiraGTx Limited, NightstaRx Ltd., ReGenX Biosciences, LLC, uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
For our particular programs, the main competitors include:

•
LUXTURNA. While no approved pharmacologic agents exist for patients with RPE65-mediated IRD, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded RP patients. Novelion Therapeutics, Inc. (formally QLT Inc.) completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates, including MeiraGTx and Horama SAS. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

•
SPK-CHM. We are aware that NightstaRx Ltd. is developing an AAV-based gene therapy for the treatment of choroideremia. NightstaRx Ltd. has been granted orphan product designation by the European Commission and FDA for this product candidate for the treatment of choroideremia and is conducting a Phase 1/2 trial.

•
SPK-FIX. Hemophilia B patients typically are treated by a variety of plasma-derived, recombinant or long-acting products that are produced by a number of companies, including Pfizer Inc., or Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Shire, PLC, Dimension Therapeutics, Inc., Sangamo BioSciences, Inc., Freeline Therapeutics and uniQure N.V.

•
SPK-FVIII. The only therapies currently available for moderate to severe hemophilia A are intravenously administered FVIII protein or its derivatives. The main competitors with product candidates under development to treat hemophilia A include BioMarin Pharmaceutical Inc., Dimension Therapeutics Inc. in collaboration with Bayer HealthCare, uniQure N.V., Sangamo Biosciences, Inc. in collaboration with Pfizer, Telethon Institute for Gene Therapy in collaboration with Biogen Inc., Alnylam Incorporated, Novo Nordisk A/S and Roche Holding AG.

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
Approval of a product candidate in the United States by FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We have submitted a marketing authorization application, or MAA, to EMA for LUXTURNA and intend to submit for approval of our other product candidates in the European Union, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
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
Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
On March 29, 2017, the Government of the United Kingdom, or the UK, initiated the formal procedure of withdrawal from the EU. The procedure involves a two-year negotiation period in which the UK and the EU must conclude an agreement setting out the terms of the UK's withdrawal and the arrangements for the UK's future relationship with the EU. This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the UK.
The referendum has created significant uncertainty concerning the future relationship between the UK and the EU. This includes the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK's withdrawal could result in significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant is established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure would not, in the future, include the UK. In these circumstances, an authorization granted by the UK's competent authorities would always be required to place medicinal products on the UK market.
In addition, the laws and regulations that will apply after the UK withdraws from the EU may have implications for manufacturing sites that hold certification issued by the UK competent authorities. Our capability to rely on these manufacturing sites for products intended for the EU market would also depend upon the exact terms of the UK's withdrawal.
The UK referendum has also given rise to calls for the governments of other EU Member States to consider withdrawal from the EU. These developments, or the perception that they could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. They may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

Risks related to third parties
We have in the past entered, and in the future may enter, into collaborations with third parties to develop product candidates. If these collaborations are not successful, our business could be adversely affected.
We have entered into licensing and collaboration agreements with third parties, including our collaboration agreement with Pfizer, for the development and commercialization of SPK-FIX product candidates and may enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our and our collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator is responsible could be harmful to the public perception and prospects of our gene therapy platform.
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
We may enter into additional collaborations with third parties in the future. Our relationships with collaborators, including Pfizer, and any future collaborations we enter into in the future, may pose several risks, including the following:

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

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected. Our collaborators are subject to similar risks with respect to product development, regulatory approval and commercialization and their business, results of operations and financial condition could be harmed should they experience any such risks, which could adversely affect our collaboration.
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
Before we can begin to commercially manufacture our product candidates in our own facility, we must obtain regulatory approval from FDA, which includes a review of our manufacturing process and facility. A manufacturing authorization must also be obtained from the appropriate regulatory authorities of the EU Member States. To date, no cGMP gene therapy manufacturing facility in the United States has received approval from FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. In addition, we must pass a pre-approval inspection of our manufacturing facility by FDA before any of our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories or suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.
We may rely on CHOP and other third parties to conduct aspects of our product manufacturing, and these third parties may not perform satisfactorily.
While we expect to produce our commercial supply of LUXTURNA at our own facility, we may rely on CHOP for the production of certain of our clinical trial materials and, therefore, we can control only certain aspects of their activities. We currently have a manufacturing agreement with CHOP, which we recently amended to provide for continued production of product candidates for our current and future early stage clinical trials. Under certain circumstances, CHOP is entitled to terminate its engagement with us. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on CHOP for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If CHOP does not successfully carry out its contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, or if there are disagreements between us and CHOP, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions and the clinical trials required for approval of our product candidates. In such instances, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future product candidates. Some of these events could be the basis for FDA action or action of equivalent competent authorities in foreign jurisdictions, including injunction, recall, seizure or total or partial suspension of product manufacture.
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
If we fail to comply with applicable cGMP regulations, FDA and foreign regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be materially harmed.
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

Some of the raw materials and other components required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations and prospects.
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
We currently have a small market development organization. To successfully commercialize LUXTURNA, if approved, we plan to expand our capabilities to promote market access and build awareness. To successfully commercialize any other products that may result from our development programs, we will need to further expand our market development organization, either on our own or with others. The development of our own market development team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability.
As part of our plan to market LUXTURNA through a limited number of centers that specialize in treating IRDs, we will need to train additional vitreoretinal surgeons to perform the procedure necessary to administer LUXTURNA to patients safely and effectively via sub-retinal injection. This procedure requires significant skill and training, which could take substantial time to complete after approval, before the product can be sold and administered. In addition, if we are unable to recruit or train sufficient retinal surgeons to perform the procedure properly, the availability of LUXTURNA could be substantially diminished, which would adversely affect our business, financial condition, results of operations and prospects.
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
Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for LUXTURNA, if approved, or any of our other product candidates that may be approved in the future, which would adversely affect our revenue and results of operations.
We expect that coverage and reimbursement of pharmaceutical drugs may be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies recently has come under increased scrutiny and continues to be subject to intense political and public debate in the United States and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the United States. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In addition, there have been proposals to impose federal rebates on Medicare Part D drugs, which would require federally-mandated rebates on either all drugs dispensed to Medicare Part D beneficiaries or on only those drugs dispensed to certain groups of lower income beneficiaries. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render our product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenues and gross margins.
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
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no gene therapy product has been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. We cannot be assured that Medicare or Medicaid will cover our approved products or provide reimbursement at adequate levels to realize a sufficient return on our investment. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
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
Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.
In the EU, in particular, each EU Member State may restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed on its territory. As a result, following receipt of marketing authorization in an EU Member State, through any application route, an applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU Member States. Some EU Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. Other EU Member States approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower priced products in foreign countries that have placed price controls on pharmaceutical products.

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the UK, France, Germany, Ireland, Italy and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU Member States. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU Member States and in pricing and reimbursement decisions and may negatively affect price in at least some EU Member States.
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
Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel is, and will continue to be, critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, is a sweeping measure intended to, among other things, expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.
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
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. With the new Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of the PPACA. However, it remains unclear how any new legislation might affect the prices we may obtain for any of our product candidates, including LUXTURNA, for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are potentially subject to regulation by various federal, state, and local authorities in addition to FDA, including the Centers for Medicare and Medicaid Services, or CMS, other divisions of the United States Department of Health and Human Services, or HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, and state and local governments. If we obtain FDA or other non-US regulatory authorities’ approval for any of our product candidates and begin commercializing those products in the United States or elsewhere, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations and equivalent provisions in other countries. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Liability may be established under the federal Anti-Kickback Statute without proving actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs. Violations of the Anti-Kickback Statute are subject to significant civil, criminal, and administrative penalties, including damages, fines, imprisonment, and exclusion from government-funded healthcare programs like Medicare and Medicaid;

•
the federal civil False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds; or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the company marketing a product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The civil False Claims Act also permits an individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. False Claims Act liability is potentially significant because the statute provides for treble damages and mandatory penalties of $10,781 to $21,563 per false claim or statement. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among, other things, executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of, or payment for, healthcare benefits, items, or services;

•
HIPAA and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;

•
numerous other federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, or FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways, thus complicating compliance efforts;

•
the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, imposes annual reporting requirements on certain manufacturers of drugs, devices, or biologics for payments and other transfers of value by them ,directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.” Manufacturers must submit reports by the 90th day of each calendar year; and

•
analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert the attention of our management from operating our business.
In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians' codes of professional conduct in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. The UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the UK. Infringement of these laws could result in substantial fines and imprisonment.
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
EU Member States, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is currently governed by the provisions of the EU Data Protection Directive. The EU Data Protection Directive and the national implementing legislation of the EU Member States impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU.
Guidance on implementation and compliance practices are often updated or otherwise revised. For example, the EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area that are not considered by the European Commission to provide an adequate level of data protection. These countries include the United States.

The judgment by the Court of Justice of the European Union in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) determined the Safe Harbor Framework, which was relied upon by many United States entities as a basis for transfer of personal data from the EU to the United States, to be invalid. United States entities therefore, had only the possibility to rely on the alternate procedures for such data transfer provided in the EU Data Protection Directive.
On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce, or the DOC, to replace the invalidated Safe Harbor framework with a new “Privacy Shield”. On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the Court of Justice of the European Union in its Schrems judgment by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and the Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. United States entities have been able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016 and rely on the Privacy Shield certification to transfer of personal data from the EU to the United States.
In September 2016, the Irish privacy advocacy group Digital Rights Ireland brought an action for annulment of the European Commission decision on the adequacy of the Privacy Shield before the Court of Justice of the EU (Case T-670/16). In October 2016, a further action for annulment was brought by three French digital rights advocacy group, La Quadrature du Net, French Data Network and the Fédération FDN (Case T-738/16). Both cases are currently pending before the European Court of Justice. If the Court of Justice of the European Union invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to transfer personal data from the EU to entities in the United States. Adherence to the Privacy Shield is not, however, mandatory. Entities based in the United States are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the EU Data Protection Directive.
In addition, the General EU Data Protection Regulation, or GDPR, intended to replace the current EU Data Protection Directive entered into force on May 24, 2016 and will apply from May 25, 2018. The GDPR will introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.
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

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business.
We may be subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act and HIPAA), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.

If we participate in the Medicaid Drug Rebate program or other governmental pricing programs, failure to comply with reporting and payment obligations under these programs could result in additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
If we are able to successfully commercialize a product candidate or candidates, and if we participate in the Medicaid Drug Rebate program or other governmental pricing programs, we will have certain price reporting obligations to the Medicaid Drug Rebate program, Medicare and/or other governmental pricing programs, such as state Medicaid supplemental rebate programs. If we participate in the Medicaid Drug Rebate program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Such rebates are based on pricing data that would be reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data may include the average manufacturer price and, for certain drugs, best price, which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with any required price reporting and rebate payment obligations could negatively impact our financial results.
The PPACA made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and changing the definition of AMP. The PPACA also increased the minimum Medicaid rebate, changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100% of AMP. Finally, the PPACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The PPACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on AMP and the rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Any additional future changes to the definition of AMP and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
The PPACA obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently updated the agreement with participating manufacturers. The PPACA also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until October 1, 2017. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our product candidates that achieve regulatory approval and the resulting Medicare payment rate, and could negatively impact our results of operations.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we would be obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we will be required to offer our product candidates that achieve regulatory approval under the 340B program.
We will be liable for errors associated with our submission of pricing data if we participate in the Medicaid Drug Rebate Program. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for civil monetary penalties in the amount of $178,156 per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for civil monetary penalties of up to $12,856 for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit the required price data on a timely basis could result in a civil monetary penalty of $17,816 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs for which we receive regulatory approval.
CMS and the HHS Office of Inspector General have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS or other governmental agencies to be incomplete or incorrect.
In order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992, or the VHCA. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, or VA, Department of Defense, or DoD, Public Health Service, and Coast Guard, that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non‑federal average manufacturer price, or Non‑FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $178,156 for each item of false information. These obligations also contain extensive disclosure and certification requirements.
Moreover, pursuant to regulations issued by the DoD TRICARE Management Activity, or Tricare, now the Defense Health Agency, or DHA, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is established in the regulations and is based on the difference between the annual non-federal average manufacturer price and the FCP (these price points are required to be calculated by us under the VHCA). The requirements under the FSS and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize LUXTURNA or any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
Although we maintain product liability insurance coverage, this insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize LUXTURNA or any other product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with CHOP, The University of Pennsylvania, or Penn, and the University of Iowa Research Foundation, or UIRF, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.
Furthermore, the research resulting in certain of our licensed patent rights and technology was funded by the United States government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to United States industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.
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
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, certain patents in the field of gene therapy that may have otherwise potentially provided patent protection for certain of our product candidates have expired or will soon expire. In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which we believe precludes our ability to obtain patent protection for certain inventions relating to such work. As a result, we have not sought, and may be unable to seek, patent protection for SPK-CHM to treat choroideremia or for LUXTURNA to treat RPE65-mediated IRDs other than LCA. Consequently, we will not be able to assert any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our license agreements with CHOP, Penn and UIRF grant us worldwide rights, certain of our in-licensed United States patent rights lack corresponding foreign patents or patent applications. For example, we license a United States patent from Penn that covers methods of treating patients with LCA due to RPE65 mutations. No patents or patent applications outside the United States corresponding to this patent were ever pursued. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States.

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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our LUXTURNA, SPK-CHM, SPK-FIX, SPK-

FVIII and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize product candidates in our LUXTURNA, SPK-CHM, SPK-FIX, SPK-FVIII and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.
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
Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act,

or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes several significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of July 26, 2017, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of July 26, 2017, we had outstanding options to purchase an aggregate of 4,250,033 shares of our common stock, of which options to purchase 1,549,337 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

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
Our stock price is likely to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	commencement or termination of collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry and market conditions.

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
As a public company, and particularly since January 1, 2017, when we ceased being an Emerging Growth Company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of June 30, 2017, the entire amount of the net proceeds is included as cash and cash equivalents and marketable securities.

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

Date: August 2, 2017
SPARK THERAPEUTICS, INC.

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1.†	Letter Agreement, dated June 6, 2017, amending the License and Option Agreement dated December 2, 2016 between the Registrant and Selecta Biosciences, Inc.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and June 30, 2017, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2017 and (iv) Notes to Unaudited Consolidated Financial Statements.
X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.