Form 10-Q
period 2017-09-30
Spark Therapeutics, Inc.
filed 2017-11-07
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017 there were 37,005,446 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the timing, scope or likelihood of regulatory filings and approvals, including the timing of U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, if any, for our biologics license application, or BLA, and for our marketing authorization application, or MAA, of LUXTURNA™ (voretigene neparvovec);

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets
(unaudited)

	December 31, 2016	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$58,923,097	$146,434,119
Marketable securities	237,242,655	332,265,302
Other receivables	16,780,917	6,000,121
Prepaid expenses and other current assets	1,647,008	4,443,407
Total current assets	314,593,677	489,142,949
Marketable securities	21,900,129	96,199,671
Property and equipment, net	19,794,306	25,364,940
Acquired-in-process research and development	15,490,000	—
Goodwill	1,160,104	1,236,817
Other assets	924,579	723,806
Total assets	$373,862,795	$612,668,183
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,928,737	$9,561,865
Accrued expenses	13,826,920	15,677,442
Current portion of long-term debt	302,013	309,455
Current portion of deferred rent	771,196	1,043,375
Current portion of deferred revenue	5,168,674	4,377,284
Total current liabilities	29,997,540	30,969,421
Long-term debt	1,224,003	990,973
Long-term deferred rent	7,498,419	10,302,813
Long-term deferred revenue	3,865,885	—
Deferred tax liability	1,000,235	—
Total liabilities	43,586,082	42,263,207
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 30,873,430 shares issued and 30,864,224 shares outstanding as of December 31, 2016; 36,946,198 shares issued and 36,926,603 shares outstanding as of September 30, 2017	30,874	36,947
Additional paid-in capital	583,973,682	1,015,363,029
Accumulated other comprehensive (loss) income	(794,296)	232,444
Treasury stock, at cost, 9,206 shares as of December 31, 2016 and 19,595 shares as of September 30, 2017	(552,636)	(1,185,509)
Accumulated deficit	(252,380,911)	(444,041,935)
Total stockholders’ equity	330,276,713	570,404,976
Total liabilities and stockholders’ equity	$373,862,795	$612,668,183
See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Revenues	$1,302,789	$1,899,575	$3,880,046	$4,657,275
Operating expenses:
Research and development	22,384,109	39,341,386	60,257,545	104,678,902
Acquired in-process research and development	—	1,750,000	—	5,207,142
Impairment of acquired in-process research and development	—	—	—	15,696,017
General and administrative	12,049,954	26,640,443	31,600,567	74,782,867
Total operating expenses	34,434,063	67,731,829	91,858,112	200,364,928
Loss from operations	(33,131,274)	(65,832,254)	(87,978,066)	(195,707,653)
Interest income, net	568,867	1,112,745	1,162,833	2,230,306
Loss before income taxes	(32,562,407)	(64,719,509)	(86,815,233)	(193,477,347)
Income tax (expense) benefit	—	(292,402)	—	1,816,323
Net loss	$(32,562,407)	$(65,011,911)	$(86,815,233)	$(191,661,024)
Basic and diluted net loss per common share	$(1.07)	$(1.90)	$(3.08)	$(5.89)
Weighted average basic and diluted common shares outstanding	30,368,354	34,258,328	28,218,850	32,516,829

Net loss	$(32,562,407)	$(65,011,911)	$(86,815,233)	$(191,661,024)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities, net of tax	(126,943)	(358,590)	(56,066)	984,501
Foreign exchange translation adjustment	(1,003)	(60,007)	2,250	42,239
Total comprehensive loss	$(32,690,353)	$(65,430,508)	$(86,869,049)	$(190,634,284)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity
For the nine months ended September 30, 2017
(unaudited)

	Common stock in treasury		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2016	9,206	$(552,636)	30,873,430	$30,874	$583,973,682	$(794,296)	$(252,380,911)	$330,276,713
Issuance of common stock, net of issuance costs	—	—	5,296,053	5,296	379,864,789	—	—	379,870,085
Purchase of common stock in treasury	10,389	(632,873)	—	—	—	—	—	(632,873)
Purchase of common stock under ESPP	—	—	11,804	12	645,903	—	—	645,915
Exercise of stock options	—	—	768,321	768	17,043,583	—	—	17,044,351
Issuance of restricted stock	—	—	697	1	(1)	—	—	—
Restricted stock canceled	—	—	(4,107)	(4)	4	—	—	—
Unrealized gain on investments, net of tax	—	—	—	—	—	984,501	—	984,501
Unrealized gain on foreign currency translation	—	—	—	—	—	42,239	—	42,239
Stock-based compensation expense	—	—	—	—	33,835,069	—	—	33,835,069
Net loss	—	—	—	—	—	—	(191,661,024)	(191,661,024)
Balance, September 30, 2017	19,595	$(1,185,509)	36,946,198	$36,947	$1,015,363,029	$232,444	$(444,041,935)	$570,404,976

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows
(unaudited)

	Nine months ended September 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(86,815,233)	$(191,661,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	(542,975)	596,372
Depreciation expense	2,613,420	3,498,657
Acquired in-process research and development	—	5,207,142
Stock-based compensation expense	17,301,617	33,835,069
Impairment of acquired in-process research and development	—	15,696,017
Non-cash income tax benefit	—	(1,816,323)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(262,144)	(2,501,042)
Other receivables	15,517,533	10,689,868
Accounts payable and accrued expenses	4,221,805	839,408
Deferred rent	—	2,480,201
Deferred revenue	(3,880,046)	(4,657,275)
Net cash used in operating activities	(51,846,023)	(127,792,930)
Cash flows from investing activities:
Purchase of acquired in-process research and development	—	(4,820,358)
Payment for acquisition, net of cash acquired	(5,911,243)	—
Purchases of marketable securities	(273,010,018)	(374,746,940)
Proceeds from maturities of marketable securities	5,000,000	206,825,252
Purchases of property and equipment	(7,466,103)	(8,895,165)
Net cash used in investing activities	(281,387,364)	(181,637,211)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,834,196	17,044,351
Purchase of treasury stock	—	(632,873)
Proceeds from public offerings of common stock, net	126,908,733	380,007,534
Proceeds from issuance of common stock under ESPP	—	645,915
Proceeds from long-term debt	1,600,000	—
Payments on long-term debt	(24,594)	(225,588)
Net cash provided by financing activities	130,318,335	396,839,339
Effect of exchange rate changes on cash and cash equivalents	—	101,824
Net (decrease) increase in cash and cash equivalents	(202,915,052)	87,511,022
Cash and cash equivalents, beginning of period	293,530,590	58,923,097
Cash and cash equivalents, end of period	$90,615,538	$146,434,119

Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$—	$137,449
Property and equipment purchases included in accounts payable and accrued expenses	$623,117	$855,916

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
(a) Follow-on public offering
On August 9, 2017, the Company completed a follow-on public offering, having sold 5,296,053 shares of common stock at an offering price of $76.00 per share, for aggregate gross proceeds of $402.5 million. The Company received net proceeds from the public offering of $379.9 million, after deducting underwriting discounts and commissions and other offering expenses.

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $444.0 million as of September 30, 2017. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates in development. The Company may need additional financing to fund its operations and to commercially develop its product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2016 and 2017 and cash flows for the nine months ended September 30, 2016 and 2017. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2016 and 2017 as they would be anti-dilutive:

	September 30,
	2016	2017
Unvested restricted common shares	296,621	781,703
Stock options issued and outstanding	4,109,025	3,771,059

(f) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of September 30, 2017 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

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
The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows:

	Net unrealized (losses) gain on available for sale securities, net of tax	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance as of December 31, 2016	$(801,717)	$7,421	$(794,296)
Current period other comprehensive income, net of tax	984,501	42,239	1,026,740
Balance as of September 30, 2017	$182,784	$49,660	$232,444

Pursuant to the intraperiod tax guidance included in ASC 740, Accounting for Income Taxes, the Company recorded an income tax benefit of $0.8 million during the nine months ended September 30, 2017 as a result of the unrealized gain on available for sale securities with an offsetting tax expense in other comprehensive income (loss).

(h) Recent accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on the Company's consolidated financial statements.

In May 2014, the FASB issued updated guidance regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The Company plans to adopt this guidance using the modified prospective method and believes adopion will have an immaterial impact on its consolidated financial statements as it relates to the Pfizer Inc. (Pfizer) collaboration agreement discussed in note 12.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income (OCI). Companies must assess valuation allowances for deferred tax assets related to available-

for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective beginning the first quarter of 2018 and early adoption is available to publicly traded companies to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in OCI. The Company currently is evaluating the impact of the updated guidance on the Company's consolidated financial statements.

(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2016 and September 30, 2017:

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016
U.S. government agency	$133,690,267	$10,907	$(85,714)	$133,615,460
Corporate securities	$126,253,903	$—	$(726,579)	$125,527,324
September 30, 2017
U.S. government agency	$218,260,834	$847	$(175,794)	$218,085,887
Corporate securities	$209,218,241	$1,275,323	$(114,478)	$210,379,086
No available-for-sale securities held as of September 30, 2017 had remaining maturities greater than two years.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2016:
Assets:
Money market funds (included in cash and cash equivalents)	$53,452,424	—	—
Corporate securities (included in cash and cash equivalents)	5,029,838	—	—
Marketable securities - U.S. government agencies	133,615,460	—	—
Marketable securities - corporate securities	122,144,692	3,382,632	—
At September 30, 2017:
Assets:
Money market funds (included in cash and cash equivalents)	$144,551,878	—	—
Marketable securities - U.S. government agencies	218,085,887	—	—
Marketable securities - corporate securities	204,802,817	5,576,269	—

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2017 consisted of money market funds.

(b) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. No material realized gains or losses were recognized on the maturity of available-for-sale securities during the nine months ended September 30, 2017 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive (loss) income for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 12), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value.

(6) Impairment of acquired in-process research and development
The acquired in-process research and development (IPR&D) asset was an indefinite-lived intangible asset and was assessed for impairment annually, or more frequently if impairment indicators existed. During the nine months ended September 30, 2017, the Company determined that it would no longer pursue product candidates utilizing the technology acquired from Genable Technologies, Ltd. in March 2016 and, accordingly, recorded an impairment charge of $15.7 million within its consolidated statement of operations.  Additionally, the Company recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the IPR&D during the nine months ended September 30, 2017.

(7) Accrued expenses
Accrued expenses consist of the following:

	December 31, 2016	September 30, 2017
Compensation and benefits	$9,613,275	$9,208,714
Consulting and professional fees	995,614	2,788,783
Research and development	2,717,777	1,818,065
Other	500,254	1,861,880
Total accrued expenses	$13,826,920	$15,677,442

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
Additionally, in 2014, 200,000 restricted shares of common stock were issued to The Trustees of the University of Pennsylvania in connection with a license agreement, of which 100,000 shares have vested. The remaining shares are subject to certain milestone-based vesting conditions. No milestone vesting conditions were achieved in 2016 or during the nine months ended September 30, 2017.
For the nine months ended September 30, 2016, the Company recorded compensation expense of $47,481 and $1.3 million in general and administrative expense and research and development expense, respectively, related to the restricted shares. For the nine months ended September 30, 2017, the Company recorded compensation expense of $29,850 and $6.7 million in general and administrative expense and research and development expense, respectively, related to the restricted shares.

The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2016	174,876	$5.78
Shares canceled	(3,107)	$1.15
Shares vested	(65,633)	$3.71
Nonvested shares at September 30, 2017	106,136	$7.20

(9) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2017, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,234,641 shares. As of September 30, 2017, 687,195 shares were available for future grants under the 2015 Plan.
In January 2017, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 308,660 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 791,476 shares of common stock. For the nine months ended September 30, 2017, 11,804 shares were issued under the 2015 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type was as follows:

	Nine months ended September 30,
	2016	2017
Stock options	$15,647,182	$21,238,088
Restricted stock	326,913	5,624,797
Employee stock purchase plan	—	259,599
	$15,974,095	$27,122,484
Of the $27.1 million of stock-based compensation expense incurred during the nine months ended September 30, 2017, $11.1 million is classified as research and development expense and $16.0 million is classified as general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Of the $16.0 million of stock-based compensation expense incurred during the nine months ended September 30, 2016, $6.8 million is classified as research and development expense and $9.2 million is classified as general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
Stock options
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2016	4,181,993	$33.25
Granted	701,300	$56.78
Exercised	(768,321)	$22.18
Canceled	(343,913)	$40.69
Outstanding at September 30, 2017	3,771,059	$39.20
Vested at September 30, 2017	1,361,776	$30.39

Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2016	76,933	$49.90
Shares granted	658,600	$62.98
Shares vested	(35,463)	$55.62
Shares canceled	(24,503)	$55.91
Nonvested shares at September 30, 2017	675,567	$62.13
Included in the above table are non-vested restricted stock grants to certain employees and consultants totaling 19,500 shares for which the vesting provisions are based on the achievement of certain Company milestones.

(10) Related-party transactions
As of December 31, 2016 and September 30, 2017, the Children's Hospital of Philadelphia (CHOP) was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the nine months ended September 30, 2016 and 2017, the Company recorded $0.7 million and $0.6 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive income (loss).
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the nine months ended September 30, 2016 and 2017, the Company recorded $5.4 million and $4.4 million, respectively, as research and development expense.
As of December 31, 2016, $1.1 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of September 30, 2017, $0.1 million and $0.4 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(11) Commitments and contingencies
In January 2017, the Company amended its lease for office space in Philadelphia to lease an additional 24,800 square feet that will commence on January 1, 2018, and terminate on December 31, 2028. The additional leased space will increase the Company's future minimum lease payments by $11.5 million over the life of the lease.

(12) Collaboration and license agreements
(a) Pfizer
In December 2014, the Company entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company is primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue through the estimated completion date of Phase 1/2 clinical trials. During the nine month periods ended September 30, 2016 and 2017, the Company recognized $3.9 million and $4.7 million, respectively, of revenue related to the upfront payment. As of September 30, 2017, there is $4.4 million of current deferred revenue related to this payment. During the nine month periods ended September 30, 2016 and 2017, the Company recorded $1.2 million and $2.6 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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
In November 2017, the Company amended its collaboration agreement with Pfizer. Under the amendment, the Company will receive from Pfizer an initial $10.0 million cash payment and up to an additional $15.0 million in potential milestone payments upon completion of certain transition activities.

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
In connection with the License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta's common stock for $5.0 million in December 2016 and an additional 324,362 unregistered shares of Selecta's common stock for $5.0 million in June 2017. The fair value of these shares is classified as available-for-sale securities as of September 30, 2017. Under the terms of the SPA, the Company will purchase additional shares of Selecta’s common stock for an aggregate of $5.0 million in 2017, unless the License Agreement is terminated.
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
In October 2017, under the terms of the SPA, the Company made an additional payment of $2.5 million and purchased additional shares of Selecta’s common stock for an aggregate of $5.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K that was filed with the SEC on February 28, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Our product candidates have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. We have built a pipeline of product candidates targeting orphan diseases, including rare blinding conditions, hematologic disorders and neurodegenerative diseases, including four product candidates that are in, or have completed, clinical trials.
In 2017, the U.S. Food and Drug Administration, or FDA, accepted for filing the biologics license application, or BLA, for LUXTURNATM (voretigene neparvovec) and granted it Priority Review with a Prescription Drug User Fee Act, or PDUFA, date of January 12, 2018. On October 12, 2017, FDA's Cellular, Tissue and Gene Therapies Advisory Committee unanimously recommended approval of LUXTURNA. In August 2017, our manufacturing facility underwent a successful preapproval inspection by FDA. LUXTURNA has received orphan product designation and also has been designated by FDA as a “rare pediatric disease” and, therefore, we may qualify for a rare pediatric disease priority review voucher if LUXTURNA receives marketing approval.

Our clinical pipeline includes our hemophilia programs consisting of SPK-9001, our lead product candidate in the SPK-FIX program addressing hemophilia B, a product candidate for hemophilia A, currently in Phase 1/2 clinical trial, as well as SPK-7001, a product candidate targeting choroideremia, or CHM, currently in a Phase 1/2 clinical trial. We retain global rights to all of our product candidates other than SPK-FIX product candidates, which we licensed to Pfizer Inc., or Pfizer.
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
LUXTURNA continues to demonstrate long-lasting effects as measured by both multi-luminance mobility test, or MLMT, and full-field light sensitivity threshold testing, or FST. Specifically, a cohort of eight subjects participated in our second Phase 1 clinical trial, and that would have met the eligibility criteria for the Phase 3 trial, continue to experience durable improvement over four years from time of administration, with observation ongoing. Further, in the continuation of the Phase 3 trial, the original intervention group (n = 20) that received LUXTURNA demonstrated sustained benefit three years post-treatment as measured by the bilateral MLMT and FST.
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
SPK-7001 is our lead product candidate for the treatment of CHM, an IRD caused by mutations in the REP-1 gene. We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-7001 and continue to follow subjects in the trial. In July we completed enrollment of five additional subjects in the trial who are at an earlier stage of disease. To date, SPK-7001 has been well tolerated and we have not observed any product candidate-related serious adverse events, or SAEs, in this trial. We have received orphan product designation for SPK-7001 for the treatment of CHM in both the United States and the European Union.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the terms of the agreement, we received a $20.0 million upfront payment in 2014, earned a $15.0 million milestone payment in each of December 2015 and 2016 and are eligible to receive up to an additional $230.0 million in aggregate milestone payments, as well as royalties calculated as a low-teen percentage of net product sales. In November 2017, we amended our global collaboration agreement with Pfizer. Under the terms of this amendment, we will receive a $10.0 million upfront payment and up to an additional $15.0 million in potential milestone payments. In July 2016, FDA granted breakthrough therapy designation to SPK-9001, our lead product candidate in our SPK-FIX program.
Over the past year, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001, most recently in July 2017 at the International Society of Hemostasis and Thrombosis Congress. As of the data cutoff date of June 5, 2017, the annualized bleeding rate for the ten trial participants had been reduced by 96% and the annualized infusion rate had been reduced by 99%, with five of the ten participants having been followed for over 12 months.  One of the ten participants has infused factor IX concentrates as a precaution against suspected bleeds. No participants developed factor IX inhibitors and no SAEs have been reported.
In our SPK-FVIII program for the treatment of hemophilia A, we recently initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011. On August 2, 2017, we announced top-line preliminary data from the trial. To date, five participants have been infused in the trial and there have been no SAEs reported, including no factor VIII inhibitors and no thrombotic events.  As of the August 1, 2017 data cutoff, the first two participants, who received a single administration of SPK-8011 at an initial dose of 5 x 1011 vector genomes (vg)/kg body weight, had been followed for 23 weeks and 12 weeks, respectively. During this time, there was a steady and consistent rise in factor VIII activity levels that stabilized at levels of 11% and 14% of normal, respectively. Based on these data, we elected to double the dose and infused two participants at a dose of 1 x 1012 vg/kg body weight. We recently infused one participant at a dose of 2 x 1012 vg/kg body weight. Interim data from the Phase 1/2 trial will be presented at the American Society of Hematology conference in December. We retain global commercialization rights to the SPK-FVIII program.
We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $444.0 million as of September 30, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the nine months ended September 30, 2016 and 2017, we incurred $60.3 million and $104.7 million of research and development expenses, respectively, and $31.6 million and $74.8 million of general and administrative expenses, respectively.
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
Through September 30, 2017, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $858.2 million.

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

•
On August 9, 2017, we closed a follow-on offering whereby we sold 5,296,053 shares of common stock at a price to the public of $76.00 per share. The aggregate net proceeds received by us from the follow-on offering were $379.9 million, net of underwriting discounts and commissions and offering expenses payable by us.

Financial operations overview
Revenue
To date, we have not generated any revenues from product sales. Our revenues have been derived from collaboration agreements.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. During the nine month periods ended September 30, 2016 and 2017, we recognized $3.9 million and $4.7 million of revenue and, as of September 30, 2017, there was $4.4 million of current deferred revenue included on our balance sheet related to this payment.
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

Results of operations
Comparison of the three months ended September 30, 2016 and 2017

	Three months ended September 30,
	2016	2017
	(in thousands)
Revenues	$1,303	$1,900
Operating expenses:
Research and development	22,384	39,341
Acquired in-process research and development	—	1,750
General and administrative	12,050	26,641
Total operating expenses	34,434	67,732
Loss from operations	(33,131)	(65,832)
Interest income, net	569	1,112
Loss before income taxes	(32,562)	(64,720)
Income tax benefit	—	(292)
Net loss	$(32,562)	$(65,012)
Revenues
For the three months ended September 30, 2016 and 2017, we recognized $1.3 million and $1.9 million, respectively, of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the three months ended September 30, 2017 were $39.3 million compared with $22.4 million for the three months ended September 30, 2016. The $17.0 million increase was due to a $14.6 million increase in internal research and development expenses, primarily due to increased headcount, and an increase of $2.4 million in external research and development costs. The increase in external research and development was primarily from an increase of $2.3 million in our SPK-FVIII program and $0.1 million in our other clinical programs.
The following table summarizes our research and development expenses by product candidate or program for the three months ended September 30, 2016 and 2017:

	Three months ended September 30,
	2016	2017
	(in thousands)
External research and development expenses:
LUXTURNA	$3,317	$3,195
SPK-CHM	314	512
SPK-FIX	423	423
SPK-FVIII	699	3,026
Programs in preclinical development	1,941	1,890
Total external research and development expenses	6,694	9,046
Total internal research and development expenses	15,690	30,295
Total research and development expenses	$22,384	$39,341
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Acquired in-process research and development expense
We recognize acquired-in-process research and development expense for licensed technologies because of the additional research and development efforts and marketing approval required for commercialization. Our acquired in-process research and development expense for the three months ended September 30, 2016 was zero. Our acquired in-process research and development expense for the three months ended September 30, 2017 was $1.8 million.

General and administrative expenses
General and administrative expenses for the three months ended September 30, 2017 were $26.6 million compared with $12.0 million for the three months ended September 30, 2016. General and administrative expenses consisted primarily of salaries and related costs, including stock-based compensation, legal and patent costs, professional fees and other operating costs. The $14.6 million increase was primarily due to an increase of $7.2 million in salaries and related costs, including stock-based compensation, as a result of increased headcount, an increase of $2.6 million in launch preparation activities for LUXTURNA and $4.8 million in legal and patent expenses, professional fees and other operating costs.

Comparison of the nine months ended September 30, 2016 and 2017

	Nine months ended September 30,
	2016	2017
	(in thousands)
Revenues	$3,880	$4,657
Operating expenses:
Research and development	60,258	104,679
Acquired in-process research and development	—	5,207
Impairment of acquired in-process research and development	—	15,696
General and administrative	31,601	74,783
Total operating expenses	91,859	200,365
Loss from operations	(87,979)	(195,708)
Interest income, net	1,164	2,231
Loss before income taxes	(86,815)	(193,477)
Income tax benefit	—	1,816
Net loss	$(86,815)	$(191,661)

Revenues
For the nine months ended September 30, 2016 and 2017, we recognized $3.9 million and $4.7 million, respectively, of revenue associated with our Pfizer agreement.

Research and development expenses
Our research and development expenses for the nine months ended September 30, 2017 were $104.7 million compared with $60.3 million for the nine months ended September 30, 2016. The $44.4 million increase was due to a $35.4 million increase in internal research and development expenses, primarily due to increased headcount, and an increase of $9.0 million in external research and development. The increase in external research and development was primarily from an increase of $2.9 million in expenses related to LUXTURNA, $2.3 million in our SPK-FVIII program, $2.0 million in our other clinical programs and $1.8 million in our programs in preclinical development.

The following table summarizes our research and development expenses by product candidate or program for the nine months ended September 30, 2016 and 2017:

	Nine months ended September 30,
	2016	2017
	(in thousands)
External research and development expenses:
LUXTURNA	$7,400	$10,323
SPK-CHM	955	1,596
SPK-FIX	1,026	2,424
SPK-FVIII	2,954	5,240
Programs in preclinical development	4,703	6,481
Total external research and development expenses	17,038	26,064
Total internal research and development expenses	43,220	78,615
Total research and development expenses	$60,258	$104,679
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Acquired in-process research and development expense
We recognize acquired-in-process research and development expense for licensed technologies because of the additional research and development efforts and marketing approval required for commercialization. Our acquired in-process research and development expense for the nine months ended September 30, 2016 was zero. Our acquired in-process research and development expense for the nine months ended September 30, 2017 was $5.2 million. This amount includes payments of $3.4 million related to a license agreement and a portion of a stock purchase entered into with Selecta that provides us with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles (SVP™) platform technology for co-administration with gene therapy targets.

Impairment of acquired in-process research and development expense
During the nine months ended September 30, 2017, it was determined that we would no longer pursue product candidates utilizing the technology acquired from Genable in March 2016 and, accordingly, we recorded a non-cash impairment charge of $15.7 million.  Additionally, we recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the acquired in-process research and development during the nine months ended September 30, 2017.

General and administrative expenses
General and administrative expenses for nine months ended September 30, 2017 were $74.8 million compared with $31.6 million for the nine months ended September 30, 2016. General and administrative expenses consisted primarily of salaries and related costs, including stock-based compensation, legal and patent costs, professional fees and other operating costs. The $43.2 million increase was primarily due to an increase of $20.7 million in salaries and related costs, including stock-based compensation, as a result of increased headcount, an increase of $7.4 million in launch preparation activities for LUXTURNA and $15.1 million in legal and patent expenses, professional fees and other operating costs.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine months ended September 30,
	2016	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(51,846)	$(127,793)
Investing activities	(281,387)	(181,637)
Financing activities	130,318	396,839
Effect of exchange rate changes on cash and cash equivalents	—	102
Net increase (decrease) in cash and cash equivalents	$(202,915)	$87,511

Net cash used in operating activities
Net cash used in operating activities was $51.8 million for the nine months ended September 30, 2016, and consisted of a net loss of $86.8 million adjusted for non-cash items, including depreciation expense of $2.6 million, stock-based compensation expense of $17.3 million, non-cash rent income of $0.5 million and a net decrease in operating assets and liabilities of $15.6 million. The significant items in the change in operating assets and liabilities include a decrease in other receivables of $15.5 million, of which $15.0 million is related to payment received from Pfizer, and an increase of $0.2 million in prepaid expenses and other assets and $4.1 million in accounts payable and accrued expenses, offset by a decrease in deferred revenue of $3.9 million.
Net cash used in operating activities was $127.8 million for the nine months ended September 30, 2017, and consisted of a net loss of $191.7 million adjusted for non-cash items, including a $15.7 million impairment charge on our acquired in-process research and development associated with our Genable acquisition from March 2016 and non-cash income tax benefit for the reversal of the deferred tax liability associated with the impairment of $1.0 million and $0.8 million related to our available for sale securities. Other non-cash items included a $5.2 million in acquired in-process research and development expense, which included a second payment and equity investment payment related to our collaboration agreement with Selecta, depreciation expense of $3.5 million, stock-based compensation expense of $33.8 million, and non-cash rent expense of $0.6 million. Net cash used in operating activities also included a net decrease in operating assets and liabilities of $6.9 million. The significant items in the change in operating assets include a decrease in other receivables of $10.7 million, primarily driven by a $15.0 million payment received on our Pfizer receivable, and an increase of $2.5 million in prepaid expenses and other assets as a result of large prepayments related to preclinical and clinical expenses. The significant items in the change in operating liabilities include an increase in accounts payable and accrued expenses of $0.8 million mainly due to an increase in accruals related to bonus and other related salary accruals as a result of increased headcount. The change in operating liabilities also includes an increase in deferred rent of $2.5 million related to tenant improvement allowances, and a decrease in deferred revenue of $4.7 million.

Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2016 was $281.4 million, consisting of net purchases of marketable securities of $268.0 million, costs related to the purchase of property and equipment of $7.5 million and $5.9 million of cash consideration for the acquisition of Genable, net of cash acquired.
Net cash used in investing activities for the nine months ended September 30, 2017 was $181.6 million, consisting of net purchases of marketable securities of $167.9 million, purchases of property and equipment of $8.9 million, and payments related to our license agreements of $4.8 million.

Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2016 was $130.3 million, which consisted of $127.6 million of net proceeds from our follow-on public offering in June 2016 and $1.8 million from the exercise of stock options, and proceeds from long-term debt of $1.6 million, offset by costs of $0.7 million paid in the first quarter of 2016 related to our follow-on offering in December 2015.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $396.8 million, which consisted of $380.0 million of net proceeds from our follow-on public offering in August 2017, $17.0 million from the exercise of stock options and $0.6 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $0.6 million in purchases of treasury stock related to the settlement for taxes of vested stock and $0.2 million in payments of long-term debt.

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
The expected use of our cash and cash equivalents and marketable securities of $574.9 million as of September 30, 2017 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, whether and when we commercialize and products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and marketable securities.
Based on our planned use of our cash and cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to prepare for commercialization of LUXTURNA, complete our Phase 1/2 trials for SPK-7001, SPK-9001 and SPK-8011, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2021. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaboration with Pfizer. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Off-balance sheet arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission, or SEC, rules.

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
There have been no material changes to our critical accounting policies from those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, which was filed with the SEC on February 28, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash and cash equivalents and marketable securities, including our investment in Selecta, of $574.9 million, primarily invested in U.S. government agency and corporate securities, cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2017, the net fair market value of our marketable securities would have resulted in a hypothetical decline of approximately $2.7 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We currently are not subject to any material legal proceedings.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks related to our financial position
We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred net losses. Our net losses were $86.8 million and $191.7 million for the nine months ended September 30, 2016 and 2017, respectively. As of September 30, 2017, we had an accumulated deficit of $444.0 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering, or IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 21, 2015, June 20, 2016 and August 9, 2017. We received net proceeds from the IPO and follow-on offerings of $775.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•	establish and grow a marketing and distribution infrastructure to commercialize LUXTURNA, if approved, and any other product candidates for which we may submit for and obtain marketing approval;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-7001, SPK-9001 and SPK-8011;

•	conduct Investigational New Drug, or IND, enabling studies for our preclinical programs;

•	initiate additional preclinical studies and clinical trials for our other product candidates;

•	seek to identify additional product candidates;

•	validate a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;

•	build out additional laboratory and cGMP manufacturing capacity;

•	further develop our gene therapy platform;

•	expand our medical affairs efforts;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license other product candidates and technologies.
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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales unless and until such time as LUXTURNA may be approved by the U.S. Food and Drug Administration, or FDA, or other non-US regulatory authorities and we are able to successfully market and sell LUXTURNA. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, success in:

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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
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
Our operations have consumed significant amounts of cash since inception. As of September 30, 2017, our cash and cash equivalents and marketable securities, including our equity investment in Selecta, were $574.9 million. Our research and development expenses increased from $60.3 million for the nine months ended September 30, 2016 to $104.7 million for the nine months ended September 30, 2017. We estimate that our cash and cash equivalents and marketable securities as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2021.
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
We have concentrated our research and development efforts on our gene therapy platform, and our future success depends on our successful development of viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Although we intend to leverage our experience with LUXTURNA in our preclinical and clinical development of other product candidates, we may be unable to reduce development timelines and costs for our other gene therapy development programs. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing our approved products on a timely or profitable basis, if at all. We, a collaborator or another group may uncover a previously unknown risk associated with adeno-associated virus, or AAV, and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.
In addition, the clinical trial requirements of FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only two gene therapy products for genetic diseases, uniQure N.V.’s Glybera and GlaxoSmithKline plc's Strimvelis, have received marketing authorization from the EMA and no gene therapy products for a genetic disease have received marketing approval from FDA. Even if we are successful in developing product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union, or EU, or how long it will take to commercialize our product candidates. Approvals by the EMA may not be indicative of what FDA may require for approval and vice versa.
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. FDA has established the Office of Tissue and Advanced Therapies within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from U.S. National Institutes of Health, or NIH, also potentially are subject to review by the NIH office of Biotechnology Activities' Recombinant DNA Advisory Committee, or RAC; however, NIH announced in 2014 that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if FDA has reviewed the trial design and approved its initiation. Conversely, FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution, such as the Children's Hospital of Philadelphia, or CHOP, to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the European Commission may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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
While we believe LUXTURNA should be indicated for the treatment of patients with any IRD mediated by RPE65 mutations, the results from our pivotal Phase 3 clinical trial for LUXTURNA, which included only subjects diagnosed with LCA due to RPE65 mutations, may not support as broad a marketing approval as we seek. Even if we obtain regulatory approval for LUXTURNA, we might obtain marketing approval only to treat patients diagnosed with leber congenital amaurosis, or LCA, due to RPE65 mutations, based on the inclusion criteria of the Phase 3 trial and the absence of data for patients diagnosed with RPE65-mediated IRDs other than LCA. If LUXTURNA is not approved for RPE65-mediated IRDs other than LCA, we may be required by FDA and EMA to conduct additional clinical trials to support approval of LUXTURNA for patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. This could result in our experiencing substantial delays in obtaining, or never obtaining, marketing approval for LUXTURNA to treat patients diagnosed with RP due to RPE65 mutations or other RPE65-mediated IRDs. The inability to market LUXTURNA to treat patients with these other clinical classifications would have a material adverse effect on our projected revenues from LUXTURNA and our business, financial condition, results of operations and prospects.
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

Even though we achieved statistical significance in the pre-specified primary MLMT endpoint and the first two secondary efficacy endpoints, FDA has discretion to reserve judgment on whether the endpoints and the change scores seen in our trial sufficiently demonstrate clinical meaningfulness, including the weight FDA places on the secondary endpoint visual acuity, which was not met to a degree of statistical significance, until FDA reviews our biologics license application, or BLA. FDA also weighs the benefits of a product against its risks and FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Neither the fact that FDA accepted our BLA for filing and granted it Priority Review nor the recommendation of approval of the Cellular, Tissue and Gene Therapies Advisory Committee on October 12, 2017 indicates that FDA has made any decisions about any of the above judgments, nor guarantees approval by the January 12, 2018 PDUFA date. Other regulatory authorities in the EU and other countries may make similar comments with respect to these endpoints.
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
Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. For example, after multiple successful preclinical studies using gene therapy to treat hemophilia B, several hemophilia B product candidates, including product candidates we previously evaluated, have produced sub-optimal durability in Phase 1 trials.
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
Additionally, FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, and other non-US regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval of our product candidates. A REMS may include, among other things, a communication plan to health care practitioners or patients, and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Similar programs could be imposed by EMA. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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
We are aware of companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Adverum Biotechnologies, Inc., AveXis, Inc., Abeona Therapeutics Inc., BioMarin Pharmaceutical Inc., Dimension Therapeutics, Inc., GenSight Biologics SA, Horama SAS, Lysogene SAS, MeiraGTx Limited, NightstaRx Ltd., ReGenX Biosciences, LLC, uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
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

•
SPK-FIX. Hemophilia B patients typically are treated by a variety of plasma-derived, recombinant or long-acting products that are produced by a number of companies, including Pfizer Inc., or Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Shire, PLC, Sangamo BioSciences, Inc., Freeline Therapeutics and uniQure N.V.

•
SPK-FVIII. The standard of care for moderate to severe hemophilia A is intravenously administered FVIII protein or its derivatives. The main competitors with product candidates under development to treat hemophilia A include BioMarin Pharmaceutical Inc., Dimension Therapeutics Inc. in collaboration with Bayer HealthCare, Shire PLC, uniQure N.V., Sangamo Biosciences, Inc. in collaboration with Pfizer, Telethon Institute for Gene Therapy in collaboration with Biogen Inc., Alnylam Incorporated, Novo Nordisk A/S and Roche Holding AG.

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
Approval of a product candidate in the United States by FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We have submitted, and had validated, a marketing authorization application, or MAA, to EMA for LUXTURNA and intend to submit for approval of our other product candidates in the EU, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
Regulatory authorities in countries outside of the United States and the EU also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.
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

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
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
Our global collaboration agreement with Pfizer, into which we entered in December 2014, as amended in June 2016 and as further amended in November 2017, relates to the development and commercialization of product candidates for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for clinical development through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, seeking regulatory approvals and commercialization.
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
Before we can begin to commercially manufacture our product candidates in our own facility, we must obtain regulatory approval from FDA, which includes a review of our manufacturing process and facility. In August 2017, our GMP manufacturing facility underwent a successful preapproval inspection by FDA for LUXTURNA. A manufacturing authorization must also be obtained from the appropriate regulatory authorities of the EU Member States. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories or suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.
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
To successfully commercialize any products that may result from our development programs, we need to continue to expand our market development organization, either on our own or with others. The development of our own market development team is, and will continue to be, expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability.
As part of our plan to market LUXTURNA through a limited number of centers that specialize in treating IRDs, we will need to train additional vitreoretinal surgeons to perform the procedure necessary to administer LUXTURNA to appropriate patients via sub-retinal injection. This procedure requires significant skill and training, which could take substantial time to complete after approval, before the product can be sold and administered. In addition, if we are unable to recruit or train sufficient retinal surgeons to perform the procedure properly, the availability of LUXTURNA could be substantially diminished, which would adversely affect our business, financial condition, results of operations and prospects.
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
We focus our research and product development on treatments for severe genetic and orphan diseases. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the EU and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.
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
We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the prices of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no gene therapy product has been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. We cannot be assured that Medicare or Medicaid will cover our approved products or provide reimbursement at adequate levels to realize a sufficient return on our investment. Moreover, reimbursement agencies in the EU may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain EU Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the EU, Canada and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. It also can take a significant amount of time after approval of a product to secure pricing and reimbursement for such product in many counties outside the United States. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.
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
We anticipate that prior to receiving certain gene therapies, patients would be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for our product candidates, if approved.
The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from FDA in the United States, EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

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
Gene therapy remains a novel technology, with no gene therapy product approved for a genetic disease to date in the United States and only two gene therapy products for genetic diseases approved to date in the EU. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
If we obtain approval to commercialize our product candidates outside of the United States, in particular in the EU, a variety of risks associated with international operations could materially adversely affect our business.
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
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
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
Several provisions of the law may affect us and increase certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance, included a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole,” and imposed a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The law also revised the definition of “average manufacturer price,” or AMP, for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states, and created a new Patient-Centered Outcomes Research Institute to oversee clinical effectiveness research.
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
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been, and there may continue to be, judicial and Congressional challenges to certain aspects of the PPACA. Additional legislative and regulatory changes to the PPACA, its implementing regulations and guidance and its policies, remain possible in the 115th U.S. Congress and under the Trump Administration. However, it remains unclear how any new legislation or regulation might affect the prices we may obtain for any of our product candidates, including LUXTURNA, for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are potentially subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the United States Department of Health and Human Services, or HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, and state and local governments. If we obtain FDA or other non-US regulatory authorities’ approval for any of our product candidates and begin commercializing those products in the United States or elsewhere, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations and equivalent provisions in other countries. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

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
In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians' codes of professional conduct in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States, such as the UK Bribery Act 2010. The UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the UK. Infringement of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
In September 2016, the Irish privacy advocacy group Digital Rights Ireland brought an action for annulment of the European Commission decision on the adequacy of the Privacy Shield before the Court of Justice of the EU (Case T-670/16). In October 2016, a further action for annulment was brought by three French digital rights advocacy group, La Quadrature du

Net, French Data Network and the Fédération FDN (Case T-738/16). Both cases are currently pending before the European Court of Justice. If the Court of Justice of the EU invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to transfer personal data from the EU to entities in the United States. Adherence to the Privacy Shield is not, however, mandatory. Entities based in the United States are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the EU Data Protection Directive.
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
Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR will introduce substantial fines for breaches of the data protection rules. Once it is enforceable, the GDPR may increase our responsibility and liability in relation to personal data that we process. To comply with the new data protection rules imposed by the GDPR we may be required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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
If we are able to successfully commercialize a product candidate or candidates, and if we participate in the Medicaid Drug Rebate program or other governmental pricing programs, we will have certain price reporting obligations to the Medicaid Drug Rebate program, Medicare and/or other governmental pricing programs, such as state Medicaid supplemental rebate programs. If we participate in the Medicaid Drug Rebate program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Such rebates are based on pricing data that would be reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data may include the AMP and, for certain drugs, best price, which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with any required price reporting and rebate payment obligations could negatively impact our financial results.
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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The PPACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on AMP and the rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and, in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of AMP and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
The PPACA obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently updated the agreement with participating manufacturers. The PPACA also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation had been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
We will be liable for errors associated with our submission of pricing data if we participate in the Medicaid Drug Rebate Program. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for civil monetary penalties in the amount of $181,071 per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for civil monetary penalties of up to $13,066 for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit the required price data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs for which we receive regulatory approval.
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
Moreover, pursuant to regulations issued by the DoD TRICARE Management Activity, or Tricare, now the Defense Health Agency, or DHA, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is established in the regulations and is based on the difference between the annual Non-FAMP and the FCP (these price points are required to be calculated by us under the VHCA). The requirements under the FSS and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the EU, which is undergoing a continued severe economic crisis. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, certain patents in the field of gene therapy that may have otherwise potentially provided patent protection for certain of our product candidates have expired or will soon expire. In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which we believe precludes our ability to obtain patent protection for certain inventions relating to such work. As a result, we have not sought, and may be unable to seek, patent protection for SPK-CHM to treat choroideremia. Consequently, we will not be able to assert any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our LUXTURNA, SPK-CHM, SPK-FIX, SPK-FVIII and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize product candidates in our LUXTURNA, SPK-CHM, SPK-FIX, SPK-FVIII and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of October 31, 2017, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of October 31, 2017, we had outstanding options to purchase an aggregate of 3,670,942 shares of our common stock, of which options to purchase 1,394,364 were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

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
As a public company, and particularly since December 31, 2016, when we ceased being an Emerging Growth Company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of September 30, 2017, the entire amount of the net proceeds is included as cash and cash equivalents and marketable securities.

Item 5. Other Information

On November 6, 2017, we entered into an amendment to our collaboration agreement with Pfizer pursuant to which we have agreed to take on additional responsibility with respect to SPK-9001 in exchange for an upfront payment and potential milestone payments. We have agreed to (1) enroll up to five additional participants in the current Phase 1/2 clinical trial who will receive SPK-9001 manufactured using an enhanced process to test its comparability to the SPK-9001 received by the first 10 participants enrolled in the ongoing Phase 1/2 clinical trial and (2) transfer the enhanced SPK-9001 manufacturing process to Pfizer. One of the up to five participants already has received SPK-9001 manufactured using the enhanced process.

We will receive an initial $10.0 million cash payment and up to an additional $15.0 million in potential milestone payments upon completion of certain transition activities. The activities outlined in the amendment will occur in parallel to Pfizer’s ongoing preparation to assume responsibility for SPK-9001 after the transfer of the IND application to Pfizer. We intend to file this amendment with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K for the period ending December 31, 2017.

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

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

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and September 30, 2017, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2017, (iii) Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2017
SPARK THERAPEUTICS, INC.

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Chief Financial Officer
(Principal Financial Officer)