Form 10-K
period 2017-12-31
Spark Therapeutics, Inc.
filed 2018-02-27
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,486,720,000, based upon the closing price of the registrant's common stock on June 30, 2017.

As of February 22, 2018, there were 37,217,493 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2018 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our timing and expectations to commercially launch LUXTURNA™ (voretigene neparvovec) and our plans to develop and commercialize our product candidates;

•
the timing, scope or likelihood of regulatory filings and approvals,  including the timing of European Medicines Agency, or EMA, approval, if any, for our marketing authorization application, or MAA, of LUXTURNA;

•	our ability to enter into agreements involving outcomes-based rebates and innovative contracting models with payers for LUXTURNA;

•
the timing, progress and results of clinical trials for SPK-7001, SPK-9001, SPK-8011 and our other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;

•	our estimates regarding the potential market opportunity for LUXTURNA and our product candidates;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs for our other product candidates;

•	our ability to achieve milestones and receive payments under our collaborations;

•	our commercialization, medical affairs, marketing and manufacturing capabilities and strategy;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the scalability and commercial viability of our proprietary manufacturing processes;

•	our expectations about the rate and degree of market acceptance and clinical utility of LUXTURNA and our product candidates, in particular, and gene therapy in general;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our expectations related to our use of our capital resources;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	the impact of government laws and regulations.
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

PART I.

Item 1. Business
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Gene therapies have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. We have built a pipeline of gene therapy product candidates that are directed to the retina, the liver and the central nervous system, or CNS.
In December 2017, the U.S. Food and Drug Administration, or FDA, approved LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy, a genetic blinding condition caused by mutations in the RPE65 gene. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an inherited retinal disease, or IRD, and the first adeno-associated virus, or AAV, vector gene therapy approved in the United States. LUXTURNA will be manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan product designation and, upon approval, we received a rare pediatric disease priority review voucher. In January 2018, we entered into a license and commercialization agreement with Novartis Pharma AG, or Novartis, for the development and commercialization of investigational voretigene neparvovec outside the United States.
We are supporting the appropriate use of LUXTURNA in the United States through small, targeted commercial and medical affairs groups to build and promote access to the product. LUXTURNA will be administered by leading retinal surgeons at selected treatment centers in the United States that specialize in treating IRDs. In January 2018, we announced two novel payer programs to help ensure eligible patients in the United States have access to LUXTURNA: (i) an innovative contracting model; and (ii) an outcomes-based rebate arrangement with a short-term efficacy measure and a long-term durability measure.

Our clinical pipeline includes: (i) an ocular program consisting of SPK-7001, our product candidate targeting choroideremia, or CHM, currently in Phase 1/2 clinical trial, and (ii) our hemophilia programs consisting of SPK-9001, our lead product candidate in the SPK-FIX program for hemophilia B and SPK-8011, our lead product candidate in the SPK-FVIII program for hemophilia A, both currently in Phase 1/2 clinical trials. We retain global rights to all of our clinical-stage product candidates other than SPK-FIX product candidates, which we licensed to Pfizer Inc., or Pfizer.
SPK-7001 is our lead product candidate for the treatment of CHM, an IRD caused by mutations in the REP-1 gene. We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-7001 and continue to follow subjects in the trial. In July 2017, we completed enrollment of five additional subjects in the trial who are at an earlier stage of disease. To date, SPK-7001 has been well tolerated and we have not observed any product candidate-related serious adverse events, or SAEs, in this trial. We have received orphan product designation for SPK-7001 for the treatment of CHM in both the United States and the European Union.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. In July 2016, FDA granted breakthrough therapy designation to SPK-9001, the lead product candidate in our SPK-FIX program.
Throughout 2017, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001. Most recently, in December 2017 at the American Society of Hematology, or ASH, Annual Meeting, we presented the following interim data, as of the November 29, 2017 cutoff date, on the first eleven subjects in the trial each of whom received a single administration of 5 x 1011 vector genomes per kilogram of body weight:

•
With a cumulative follow-up of more than 13 patient years of observation, all 11 participants had discontinued routine infusions of factor IX concentrates and had shown sustained steady-state factor IX activity levels;

•
Based on individual participant history for the year prior to the study, the overall annualized bleeding rate, or ABR, was reduced by 97% (calculated based on data after week four) to a mean of 0.3 annual bleeds, compared to a mean of 10.5 bleeds annually before SPK-9001 administration;

•
Overall annualized infusion rate, or AIR, was reduced 99% (calculated based on data after week four) to a mean of 0.8 annual infusions, compared to a mean of 62.5 infusions per year before SPK-9001 administration; and

•	No participants developed factor IX inhibitors and no SAEs or thromboembolic events were reported.

In February 2018, we entered into a supply agreement with Pfizer for production of one batch of SPK-9001 drug substance.
In our SPK-FVIII program for the treatment of hemophilia A, we initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011 in 2017. In February 2018, FDA granted breakthrough therapy designation to SPK-8011. We retain global commercialization rights to the SPK-FVIII program.
In December 2017 at the ASH Annual Meeting, we presented the following interim data, as of the December 6, 2017 cutoff date, on the first four subjects in the Phase 1/2 clinical trial, each of whom had been followed at least 12 weeks and received a single administration of 5 x 1011 or 1 x 1012 vector genomes per kilogram of body weight:

•
Based on individual participant history for the year prior to the study, overall ABR was reduced by 100% (calculated based on data after week four) to a mean of zero annualized bleeds compared to a mean of 5.5 annualized bleeds before administration of SPK-8011;

•
Overall AIR was reduced approximately 98% (calculated based on data after week four) to a mean of 1.2 annualized infusions, compared to a mean of 57.8 annualized infusions before SPK-8011 administration; and

•	No participants developed factor IX inhibitors and no SAEs or thromboembolic events were reported.
We have several product candidates in various stages of preclinical development. The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. We have several preclinical programs targeting other IRDs. We are developing other liver-directed gene therapies, including SPK-GAA, for Pompe disease, an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen in cells. We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.

Our product candidates
The following table summarizes information regarding our product candidates and development programs:
(1) Leber hereditary optic neuropathy

Retina-directed gene therapies

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
RPE65-mediated IRD
RPE65-mediated IRD historically has been clinically diagnosed based on clinical presentation and findings and has been characterized most frequently as a form of Leber congenital amaurosis, or LCA, or retinitis pigmentosa, or RP, among over 20 other clinical classifications. We estimate that LCA affects approximately one in every 81,000 individuals and RP affects approximately one in every 4,500 individuals. Because there are no current pharmacologic treatments for IRDs and there are known to be over 220 different genes causing IRDs, there are limited epidemiology data from which to derive population estimates.  Additionally, epidemiology estimates vary based on geography. We are aware of studies that estimate the prevalence of RPE65 mutations within the LCA population from approximately 6% to 16% and within the RP population from approximately 1% to 3%. Based on our own assessment of the epidemiology data, we believe the prevalent population is up to approximately 6,000 individuals with RPE65 mutations in the United States, Europe and select additional markets in the Americas and Asia/Pacific. We estimate the United States prevalent population at approximately 1,000 to 2,000 individuals.
LUXTURNA (voretigene neparvovec)
In December 2017, FDA approved LUXTURNA (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy and viable retinal cells. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an IRD and the first AAV vector gene therapy approved in the United States. LUXTURNA will be manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan product designation. In January 2018, we entered into a license and commercialization agreement with Novartis for the development and commercialization of investigational voretigene neparvovec outside the United States.
In October 2015, we announced positive top-line results from our pivotal Phase 3 clinical trial of LUXTURNA, the first successfully completed randomized controlled Phase 3 trial of a gene therapy for genetic disease in the United States. The Phase 3 trial demonstrated a statistically significant improvement of functional vision in subjects that were progressing toward complete blindness.
LUXTURNA continues to demonstrate durable effects as measured by both the multi-luminance mobility test, or MLMT, and full-field light sensitivity threshold testing, or FST. In October 2017, we announced that in the continuation of the Phase 3 trial, the original intervention group (n = 20) that received LUXTURNA demonstrated sustained benefit three years post-treatment as measured by the bilateral MLMT and FST. Further, we announced positive two-year follow-up data from the Phase 3 trial on the nine control subjects that crossed over after one year and received LUXTURNA.
We are supporting the appropriate use of LUXTURNA in the United States through small, targeted commercial and medical affairs groups to build and promote access to the product. LUXTURNA will be administered by leading retinal surgeons at selected treatment centers in the United States that specialize in treating IRDs.
In January 2018, we announced two novel payer programs to help ensure eligible patients in the United States have access to LUXTURNA: (i) an innovative contracting model; and (ii) an outcomes-based rebate arrangement with a short-term efficacy measure and a long-term durability measure. Traditionally, specialty medications administered by physicians in hospitals in the United States are purchased by the institution where the patient is treated. The institution then bills the payer, typically including a mark-up on the product. With higher-value, higher-cost therapies, this traditional “buy and bill” model may represent a significant financial burden and risk to the institution and may create substantial additional costs to the payer. Under our innovative contracting model, we enter into an agreement with the commercial payer under which the payer, or a designated specialty pharmacy, purchases LUXTURNA. As a part of this agreement, the payer agrees to provide coverage for its members consistent with FDA labeling of LUXTURNA, expedite benefits processing and cap patient out-of-pocket amounts at in-network limits. Further, we will share risk with certain health insurers by paying rebates if patient outcomes fail to meet specified thresholds, thereby linking the payment for LUXTURNA to both short-term efficacy (30-90 days) and longer-term durability (30 months) measures that are unique to this one-time gene therapy. The short-term and long-term measures will be based on FST testing scores, with a baseline to be established for each eligible patient before administration of LUXTURNA.
We have established Spark Therapeutics Generation Patient ServicesSM to support commercially insured patients and their caregivers in the United States through the treatment experience. Through this program, we will assist eligible and enrolled commercially insured patients in navigating the insurance process, and will provide options to support their travel and accommodation logistics and costs to and from treatment centers, as well as assistance with other out-of-pocket costs directly related to the treatment.

SPK-7001 for the treatment of choroideremia
Overview
Choroideremia is an IRD linked to the X-chromosome. Clinically, CHM manifests in affected males in childhood as night blindness and a reduction of visual field, followed by progressive constriction of visual fields. CHM is characterized by deletions or mutations in the CHM gene, resulting in defective or absent Rab escort protein-1, which is the encoded protein of the CHM gene. We estimate prevalence of CHM is between approximately one in 50,000 and one in 100,000 people, implying a total population of up to approximately 12,500 males in the United States and the five major European markets.
SPK-7001
Our SPK-CHM program is technically similar to our LUXTURNA program, including use of the same vector, targeting the same types of RPE cells and utilizing the same route of administration through sub-retinal injection. SPK-7001 is our investigational product candidate for the treatment of IRD caused by CHM gene mutations. We have received orphan product designation for SPK-7001 in both the United States and the European Union.
Phase 1/2 clinical trial
We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-7001 and continue to follow subjects in the trial. In July we completed enrollment of five additional subjects in the trial who are at an earlier stage of disease. To date, SPK-7001 has been well tolerated and we have not observed any product candidate-related SAEs in this trial. We will evaluate efficacy primarily by assessing functional vision, as measured by standard ophthalmic tests. Subjects who are administered SPK-7001 will be followed clinically for safety outcomes for 15 years after injection.
Other IRDs
The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. We have several preclinical programs targeting other IRDs.
Liver-directed gene therapies
Our product development portfolio includes product candidates targeting expression of genes in the liver, with a focus on hemophilia and lysosomal storage disorders.
Hemophilia B
Background
Hemophilia B is a serious and rare inherited disease characterized by insufficient blood clotting that results from the lack of functional FIX, a blood clotting factor normally produced by cells located in the liver. Hemophilia B is caused by mutations in the gene that encodes the coagulation FIX protein. The condition can lead to repeated and sometimes life-threatening episodes of spontaneous bleeding. According to the 2016 World Federation of Hemophilia Annual Global Survey, approximately 30,000 people worldwide suffer from hemophilia B.
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
The current standard of care for hemophilia B is either prophylactic or on-demand FIX protein replacement therapy, in which frequent intravenous administrations of recombinant FIX are required to stop or prevent bleeding. Prophylactic therapy for hemophilia B, which has been shown to lead to the best outcomes, is practiced only by some adult patients in the United

States due to the significant expense, patient inconvenience and concern about lifetime insurance caps. A gene therapy treatment could offer patients the benefits of prophylaxis without the need for frequent factor infusion.

SPK-9001, our lead SPK-FIX product candidate for the treatment of hemophilia B
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization.
Pfizer and we initiated a Phase 1/2, open label dose-escalation clinical trial of this next-generation hemophilia B product candidate in 2015. In July 2016, FDA granted breakthrough designation to SPK-9001. Throughout 2017, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001.
Most recently, in December 2017 at the ASH Annual Meeting, we presented the following interim data, as of the November 29, 2017 cutoff date, on the first eleven subjects in the trial who received a single administration of 5 x 1011 vector genomes per kilogram of body weight:

•
With a cumulative follow-up of more than 13 patient years of observation, all 11 participants had discontinued routine infusions of factor IX concentrates and had shown sustained steady-state factor IX activity levels;

•
Based on individual participant history for the year prior to the study, the overall ABR was reduced by 97% (calculated based on data after week four) to a mean of 0.3 annual bleeds, compared to a mean of 10.5 bleeds annually before SPK-9001 administration;

•	Overall AIR was reduced 99% (calculated based on data after week four) to a mean of 0.8 annual infusions, compared to a mean of 62.5 infusions per year before SPK-9001 administration; and

•	No participants developed factor IX inhibitors and no SAEs or thromboembolic events have been reported.
*Participant 3 self-infused factor concentrates for an ankle bleed on the second day after vector infusion and self-administered precautionary infusions another nine times between December 1, 2016 and January 2, 2017 for persistent knee pain. Participant 3 has not used factor concentrates since January 2, 2017.
**Participant 8 received infusions for removal of mediport; Participant 10 received infusion for a surgical procedure.
Hemophilia A
Background
Hemophilia A is a serious and rare inherited disease characterized by insufficient blood clotting that results from the lack of functional factor VIII, a blood clotting factor normally produced by cells located in the liver. Hemophilia A is caused by mutations in the gene that encodes the coagulation factor VIII protein. The condition can lead to repeated and sometimes life-

threatening episodes of spontaneous bleeding. According to the 2016 World Federation of Hemophilia Annual Global Survey, approximately 150,000 people worldwide suffer from hemophilia A.
The severity of hemophilia A is determined by the circulating levels of factor VIII. Severe hemophilia A is classified as a level of factor VIII in the blood of less than 1% of normal. People with severe hemophilia A experience frequent spontaneous bleeding episodes, often into their joints and muscles. Moderate hemophilia A is classified as a level of factor VIII in the blood equal to or greater than 1% of normal but less than 5% of normal. People with moderate hemophilia A may have bleeds following trauma, or may have spontaneous bleeding episodes, but these will occur less frequently than in those with severe hemophilia A.
The current standard of care for hemophilia A is either prophylactic or on-demand factor VIII protein replacement therapy, in which frequent intravenous administrations of recombinant factor VIII are required to stop or prevent bleeding. Prophylactic therapy for hemophilia A, which has been shown to lead to the best outcomes, is practiced only by some adult patients in the United States due to the significant expense, patient inconvenience and concern about lifetime insurance caps. A gene therapy treatment could offer patients the benefits of prophylaxis without the need for frequent factor infusion.

SPK-8011, our lead SPK-FVIII product candidate for the treatment of hemophilia A
We initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, in 2017. In February 2018, FDA granted breakthrough designation to SPK-8011. We retain global commercialization rights to the SPK-FVIII program.
In December 2017, at the ASH Annual Meeting, we presented the following interim data, as of the December 6, 2017 cutoff date, on the first four subjects who had been followed at least 12 weeks and who received a single administration of 5 x 1011 or 1 x 1012 vector genomes per kilogram of body weight:

•
Based on individual participant history for the year prior to the study, overall ABR was reduced by 100% (calculated based on data after week four) to a mean of zero annualized bleeds compared to a mean of 5.5 annualized bleeds before administration of SPK-8011;

•
Overall AIR was reduced approximately 98% (calculated based on data after week four) to a mean of 1.2 annualized infusions, compared to a mean of 57.8 annualized infusions before SPK-8011 administration; and

•	No participants developed factor VIII inhibitors and no SAEs or thromboembolic events have been reported.
** Participants 1 and 3 each received an infusion of factor for dental extraction procedures.

SPK-GAA for the treatment of Pompe disease

We are developing other liver-directed gene therapies, including SPK-GAA, for Pompe disease. Pompe disease is an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen in cells. Pompe disease is a progressive condition that can lead to muscle weakness making walking, breathing and simple activities difficult.

CNS-directed gene therapies
We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
TPP1 deficiency is a form of Batten disease that causes severe childhood neurodegenerative disorders that result in motor and mental decline, seizures and visual deficits appearing between ages two and four and that is fatal by ages ten to twelve in a majority of cases.
Huntington's disease is a hereditary genetic disorder with negative physical, emotional, behavioral and cognitive effects.
We have other neurodegenerative disease programs in preclinical development.
Our manufacturing platform
Using a chemical method we refer to as transfection, we insert many copies of DNA plasmids encoding the specific therapeutic gene sequence, or transgene, into human embryonic kidney cells that have already been grown to high density. During an incubation period following transfection, each cell produces vectors through biosynthesis using the natural machinery available within the cell. At the end of the incubation period, the newly generated vectors are collected from the cells that have been broken apart or, alternatively, from the cell culture medium.
We have made significant investments in developing optimized manufacturing processes and believe that our processes and methods provide the most comprehensive manufacturing process developed to date for AAV-based vector therapies, including:

•	sufficient scale to support commercial manufacturing requirements for LUXTURNA and many of our product candidates, including those for IRDs;

•	stable manufactured AAV vectors with sufficient longevity so that a small number of initial batches will likely provide adequate commercial supply for multiple years;

•
proprietary AAV vector manufacturing processes and techniques that produce a highly purified product candidate, as evidenced by the approximately 25- to 30-fold reduction in non-infectious vector related impurities as compared to vectors used in many previous clinical trials;

•	approximately 30 assays to accurately characterize our process and the AAV vectors we produce; and

•
a series of high-efficiency purification processes, adapted and customized for multiple different AAV capsids, which allow us to produce higher purity AAV vector solutions, with higher concentrations of active vectors and that are essentially free of empty capsids.

We believe these improvements, and our continued investment in our manufacturing platform, will enable us to develop best-in-class, next-generation gene therapy products. For example, we recently demonstrated proof-of-concept in scaling from the current adherent process to a suspension process. This capability will be important in addressing disease indications with a large target population, such as hemophilia A.
In 2017, we received FDA current good manufacturing practices, or cGMP, validation of our facility in Philadelphia to produce commercial supply of LUXTURNA. Our facility in Philadelphia is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease.
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
We have licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to our product candidates. Our proprietary intellectual property, including patent and non-patent intellectual property, generally is directed to AAV vectors, methods of treatment of clinical indications important for our development programs, transferring genetic material into cells, inhibiting antibody responses to gene therapies, processes to manufacture and purify our AAV- and lentiviral-based product candidates and other proprietary technologies and processes related to our lead product candidates. We are heavily dependent on the patented or proprietary technologies that we license from third parties. We anticipate that we will require additional licenses to third-party intellectual property rights relating to our development programs in the future, which may not be available on commercially reasonable terms, if at all.
Licensed patents and patent applications
As of February 28, 2018, our patent portfolio included 384 U.S. and foreign patents and patent applications licensed from The Children's Hospital of Philadelphia, or CHOP, the University of Iowa Research Foundation, or UIRF, The University of Pennsylvania, or Penn, Genethon, Inc., or Genethon, and the U.S. National Institutes of Health, or NIH. Our patent portfolio also includes patent applications that we have filed on our own technologies, including technologies related to our hemophilia A program and our manufacturing technologies. The patents and patent applications in our patent portfolio cover technology used in our own development programs, as well as technology used in our collaboration with Pfizer. We have granted Pfizer an exclusive worldwide license for the development and commercialization of product candidates for the treatment of hemophilia B under the patents and other rights listed below that relate to our SPK-FIX program.
Manufacturing platform
We exclusively in-license three patent application families from CHOP relating to scalable manufacturing for producing high-purity gene therapy vectors. The first family relates to manufacture of our own product candidates as well as the product candidates and development programs that are the subject of our collaboration with Pfizer, and patents have been granted in the United States, Australia and Mexico. These patents will expire in 2021, excluding any potential patent term extension or adjustment. Corresponding patent applications are pending in the United States, Brazil, Canada, China, Europe, Israel, India and Japan. We expect that patents issuing from these applications would expire in 2031, excluding any potential patent term extension or adjustment. The second and third application families relate to scalable manufacturing and purification of lentiviral vectors. The second application family is pending in the United States, Australia, Canada, Europe, Hong Kong and Japan. We expect that patents issuing from these applications, if any, would expire in 2032, excluding any potential patent term extension or adjustment. The third application family is pending in the United States, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, Russia, South Africa and South Korea. We expect that patents issuing from these applications, if any, would expire in 2034, excluding any potential patent term extension or adjustment.
We also have filed patent applications relating to manufacturing technologies that we have developed, including:

•
A Patent Cooperation Treaty, or PCT, patent application relating to reduced AAV vector aggregation during manufacturing. We expect that any patents issuing from this application will expire in 2037, excluding any potential patent term extension or adjustment.

•
A PCT patent application relating to improvements in AAV vector purification. We expect that any patents issuing from this application will expire in 2037, excluding any potential patent term extension or adjustment.

•
A PCT patent application relating to a novel cell line for AAV vector production. We expect that any patents issuing from this application will expire in 2037, excluding any potential patent term extension or adjustment.

•
A PCT patent application relating to cell transfection improvements for AAV vector production. We expect that any patents issuing from this application will expire in 2036, excluding any potential patent term extension or adjustment.

•
A U.S. patent application relating to cell transfection improvements for AAV vector production. We expect that any patents issuing from this application will expire in 2038, excluding any potential patent term extension or adjustment.

•
A U.S. patent application relating to improvements in AAV vector purification. We expect that any patents issuing from this application will expire in 2038, excluding any potential patent term extension or adjustment.

We refer to these CHOP manufacturing-related patents and patent applications together with our manufacturing-related patent applications as our “manufacturing patent applications.”
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
Retina-directed therapies
In December 2015, we converted a co-exclusive in-license from Penn of certain rights to a U.S. patent co-owned by Penn, Cornell University and the University of Florida that relates to methods of treating patients with LCA due to RPE65 mutations to an exclusive license in the field of use related to the treatment of retinal disorders or diseases caused by a mutation or mutations in the RPE65 gene. This patent is expected to expire in 2022, excluding any potential patent term extension or adjustment. A related continuing application currently is pending with the United States Patent and Trademark Office, or USPTO. There are no issued patents or pending patent applications outside of the United States that correspond to this patent.
We also in-licensed from CHOP U.S. and PCT patent applications co-owned by CHOP and Penn relating to testing functional vision with a mobility course, which can be used as an assessment tool to assess improvements in vision following treatment of an IRD. We expect that any patents issuing from these applications would expire in 2034, excluding any potential patent term extension or adjustment.
We have exclusively in-licensed U.S. patents from Penn that relate to a certain plasmid used in the manufacture of SPK-7001. These patents will expire in 2032, excluding any potential patent term extensions or adjustments.
We believe our manufacturing patent applications and related know-how and trade secrets may provide us with additional intellectual property protection relating to LUXTURNA and SPK-CHM.
Liver-directed gene therapies
We exclusively in-licensed certain patents and patent applications from CHOP related to our hemophilia programs. In general, these patents and patent applications relate to AAV-mediated gene therapy, adjunct therapy to use with gene therapy treatment, modified AAV vectors and modified forms of factor VIII. These licensed patent rights include:

•
A U.S. patent that we believe provides us with exclusivity in the United States for treating hemophilia B with a factor IX gene-containing AAV vector. A related patent provides coverage on an AAV vector with a mutated factor IX gene. These patents will expire in 2018, excluding any potential patent term extension or adjustment. Corresponding patents are issued in Australia, Europe and Japan.

•
A U.S. patent relating to modified AAV vectors for delivery of factor IX. This patent will expire in 2034, excluding any potential patent term extension or adjustment. Corresponding patent applications are pending in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Saudi Arabia, Singapore, South Africa and South Korea. We expect that any patents issuing from these applications will expire in 2034, excluding any potential patent term extension or adjustment.

•
A U.S. patent relating to an adjunct therapy to reduce inhibitory antibodies against factor IX administered via gene therapy. This patent will expire in 2020, excluding any potential patent term extension or adjustment.

•
A U.S. patent application relating to certain modifications to a FIX gene that enhances secretion of factor IX. We expect that any patents issuing from this application will expire in 2021, excluding any potential patent term extension or adjustment.

•
A U.S. patent application relating to modified factor IX expression cassettes. We expect that any patents issuing from this application will expire in 2036, excluding any potential patent term extension or adjustment. Corresponding patent applications are pending in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Saudi Arabia, Singapore, South Africa and South Korea. We expect any patents issuing from these applications will expire in 2036, excluding any potential patent term extension or adjustment.

•
A U.S. patent relating to a factor VIII heavy chain with enhanced secretion. This patent will expire in 2023, excluding any potential patent term extension or adjustment. There are no issued patents or pending patent applications outside of the United States that correspond to this U.S. patent.

•
U.S. patents relating to factor VIII variants having enhanced coagulation. These patents will expire in 2030, excluding any potential patent term extension or adjustment. A corresponding patent is issued in Australia. This patent will expire in 2030, excluding any potential patent term extension or adjustment. Corresponding patent applications are pending in Canada and Europe. We expect any patents issuing from these applications will expire in 2030, excluding any potential patent term extension or adjustment.

We also have filed patent applications relating to our SPK-FVIII program on technologies which we have developed, including:

•
U.S. and PCT patent applications relating to modified factor VIII expression constructs. We expect that any patents issuing from these applications will expire in 2036, excluding any potential patent term extension or adjustment.

•
A U.S. patent application relating to AAV gene therapy treatment of hemophilia A. We expect that any patents issuing from this application will expire in 2038, excluding any potential patent term extension or adjustment.

We also have exclusively in-licensed certain patent applications from Genethon relating to our Pompe program.
We believe our manufacturing patent applications and related know-how and trade secrets may provide us with additional intellectual property protection relating to our SPK-FIX program, SPK-FVIII program and SPK-GAA program.
CNS-directed gene therapies
We exclusively in-licensed a portfolio of approximately 167 U.S. and foreign patents and patent applications from UIRF that relate to treatment of a broad array of CNS and neurodegenerative diseases.
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
During the period through completion of Phase 1/2 clinical trials, which we refer to as the collaboration period, the hemophilia B program will be governed by a joint steering committee, or JSC, consisting of representatives of Pfizer and us. The JSC will, among other responsibilities, provide operational and strategic oversight to the activities to be performed under the product development plan, will monitor and assess the progress of collaboration activities and will serve as a forum for the parties to communicate regarding collaboration issues and resolve disputes. During the collaboration period, if the JSC is unable to reach agreement, we generally have final decision-making authority regarding the conduct of the agreed product development plan and, following the collaboration period, Pfizer generally has final decision-making authority regarding the further development and commercialization of licensed compounds and licensed products.
Under the terms of the agreement, we received a $20.0 million upfront payment. In each of December 2015 and December 2016, we earned a $15.0 million milestone payment and also are eligible to receive up to an additional $230.0 million in aggregate milestone payments under the agreement, $110.0 million of which relates to potential development, regulatory and commercial milestones for the first product candidate to achieve each milestone and $120.0 million of which relates to potential regulatory milestones for additional product candidates. In addition, we are entitled to receive royalties, calculated as a low-teen percentage of net sales of licensed products. The royalties may be subject to certain reductions, including for a specified portion of royalty payments that Pfizer may become required to pay under any third-party license agreements, subject to a minimum royalty. Under the agreement, we remain solely responsible for the payment of license payments payable by us under specified license agreements.
In June 2016, Pfizer and we amended the agreement to allow for the technology transfer of certain of our manufacturing processes related to SPK-9001 to be transferred to Pfizer for use in the field of hemophilia B.
In November 2017, Pfizer and we amended the agreement to provide for the enrollment of up to five additional participants in the current Phase 1/2 clinical trial each of which will receive SPK-9001 manufactured using an enhanced process to test its comparability to SPK-9001 received by the first 10 participants enrolled in the ongoing trial. Under the terms of this amendment, we received a $10.0 million upfront payment and are eligible to receive up to an additional $15.0 million in potential milestone payments.
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
If the agreement is terminated by Pfizer after the initiation of a pivotal clinical trial, and we continue development utilizing intellectual property rights or data developed by Pfizer through its activities under the agreement, we will be required to pay

Pfizer a royalty, calculated as a single-digit percentage of net sales of licensed products, with the percentage determined based on the stage of development or commercialization of the product candidate at the time of Pfizer’s termination.
In February 2018, we entered into a supply agreement with Pfizer for production of one batch of SPK-9001 drug substance.
Novartis
In January 2018, we entered into a Licensing and Commercialization Agreement, or the Novartis License Agreement, with Novartis to develop and commercialize voretigene neparvovec outside the United States. We also entered into a Supply Agreement with Novartis, or the Novartis Supply Agreement, to manufacture and supply all of the requirements of Novartis for voretigene neparvovec. Under the terms of the Novartis License Agreement, we granted Novartis an exclusive right and license, under our intellectual property reasonably necessary or useful for the development or commercialization of LUXTURNA™, for the treatment, prevention, cure or control of RPE65-mediated IRD in humans outside the United States.
Novartis paid us a non-refundable, non-creditable, one-time payment of $105.0 million and we may receive an additional $25.0 million if investigational voretigene neparvovec is approved by the European Medicines Agency, or EMA, as well as an aggregate $40.0 million based upon the achievement of certain aggregate net sales in certain markets. We also are entitled to receive royalty payments at a flat mid-twenties percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances. We will retain regulatory responsibility for obtaining approval for LUXTURNA by EMA and Novartis will have regulatory responsibility for obtaining approval for LUXTURNA for countries outside of the United States and the European Union.
The Novartis License Agreement continues until the last to complete royalty term, which is on a royalty-region by royalty-region basis for 12 years from the first commercial sale in such region of LUXTURNA, but may be extended in a certain country until regulatory exclusivity expires in that country or on a region-by-region basis until aggregate net sales fall below a certain threshold. Either party may terminate the Novartis License Agreement upon the other party’s uncured material breach of the Novartis License Agreement, insolvency, or bankruptcy. Novartis may terminate the Novartis License Agreement at any time upon one year’s prior written notice to us. Novartis also may terminate the Novartis License Agreement: (i) in the event that there is an uncured material breach of the Novartis Supply Agreement by us, resulting in Novartis taking over the manufacture of LUXTURNA or (ii) in the event we undergo a change of control.
Under the Novartis Supply Agreement, we have agreed to provide all of the commercial supply of LUXTURNA required by Novartis, subject to certain conditions. The Novartis Supply Agreement continues until the expiration or early termination of the Novartis License Agreement. Either party also may terminate the Novartis Supply Agreement upon the other party’s uncured material breach of the Novartis Supply Agreement, insolvency or bankruptcy.

In-license agreements
We have rights to use and exploit multiple issued and pending patents under licenses from other entities. We consider the commercial terms of these licenses, which provide for modest milestone and royalty payments, and their provisions regarding diligence, insurance, indemnification and other similar matters, to be reasonable and customary for our industry.
The Children’s Hospital of Philadelphia
In October 2013, we entered into a technology assignment agreement with CHOP. Under this agreement, CHOP assigned to us CHOP’s rights to the preclinical and clinical programs and intellectual property that we are currently advancing, as well as know-how, standard operating procedures, trade secrets and proprietary processes related to our manufacturing platform. Furthermore, under this agreement, we obtained commercial rights to the drug master file, batch records and related data associated with the manufacture of AAV and lentiviral vectors using our manufacturing platform.
We also entered into a license agreement with CHOP under which CHOP granted us an exclusive worldwide license in the field of gene therapy, with the right to sublicense, under a broad portfolio of gene therapy and viral vector patent rights and gene therapy know-how related to vector manufacturing technology, the treatment of hemophilia and other gene therapy indications. CHOP also granted us a non-exclusive worldwide license in the field of gene therapy, with the right to sublicense, to other know-how owned or controlled by CHOP, existing as of the effective date of the license agreement and not explicitly covered by the exclusive licenses, that is necessary or useful for making, using, selling or importing any products we may develop that are covered by our exclusive license. Under both license grants, we have the right to research, develop, manufacture and commercialize products covered by the licensed patent rights or the licensed know-how in the field of gene therapy. Under the terms of the license agreement, we are obligated to use commercially reasonable best efforts to develop and commercialize licensed products. We are obligated under the license agreement to make milestone payments upon the treatment of the first subject treated in a U.S. Phase 3, or a foreign equivalent, clinical trial and upon the first commercial sale for the first licensed product in each of four indications. These milestone payments range from $125,000 to $5.0 million, and would, in the aggregate, reach a maximum of $7.1 million if all milestones are achieved. In addition, we are obligated to pay CHOP a low-

single-digit royalty on a country-by-country basis on net sales of licensed products covered by a valid licensed patent claim. Following the expiration of our royalty obligations as to a licensed product in a country, we will retain a perpetual, full and unrestricted right to make, use and commercialize the licensed product in such country under the licensed intellectual property rights. CHOP controls the prosecution and maintenance of the licensed patent rights. We have agreed to reimburse CHOP for fees and expenses incurred in connection with the prosecution and maintenance of the licensed patent rights, including those fees and expenses incurred prior to the effective date of the license agreement. Unless sooner terminated, the term of the license agreement continues until the expiration of the last to expire of the licensed patent rights, the latest of which is currently expected to expire in 2034. If we oppose or contest the grant or validity of any licensed patent right, or any claims thereof, CHOP may terminate the license granted to us with respect to such patent right. CHOP may terminate this license upon uncured material breaches by us of the terms of the license or if such action is legally necessary to comply with applicable federal laws or regulations relating to government march-in rights and we may terminate the license at any time upon giving 90 days’ prior written notice to CHOP.
We also have entered into a master research services agreement with CHOP under which CHOP supplies us with viral vectors. Under this master research services agreement, we expect to maintain a sufficient supply of clinical-grade gene therapy vectors produced in CHOP’s cGMP clinical facility to meet both our clinical needs and, at our option, our commercial batches to support the commercial launch of LUXTURNA. The term of the agreement extends until October 14, 2028 as to services relating to the supply of RPE65 vectors and until June 30, 2018 as to other services, and continues beyond such expiration dates as to work orders executed by the parties prior to the applicable expiration date until the completion of such work orders. We amended this agreement in March 2016 to extend the expiration date for services other than the supply of LUXTURNA vectors. We may terminate this agreement upon 30 days’ written notice for any reason, and CHOP may terminate this agreement upon 30 days’ written notice upon uncured material breaches by us of the terms of the agreement or if it reasonably determines that continuation of this agreement will have a materially adverse effect on its legal, regulatory or tax status.
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
University of Pennsylvania
In December 2015, we converted a co-exclusive license agreement to certain patent rights with Penn, Cornell University and the University of Florida relating to a method of treating and retarding the development of blindness to manufacture and commercialize products covered by the licensed patent rights in the field of research, development, manufacture and commercialization for the diagnosis, treatment, amelioration and prevention of human and animal diseases to an exclusive license in the field of use related to the treatment of retinal disorders or diseases caused by a mutation or mutations in the RPE65 gene. Penn can no longer grant an additional license to a third party with the same scope of rights that we have received under our amended license agreement with Penn, including a right to commercialize products covered by the licensed patent rights.
Under the terms of the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products, and to use such efforts to accomplish specified development and commercial launch objectives in accordance with a specified timeline as well as to expend specified resources in the development and commercialization of licensed products. If our total expenditures on development and commercialization of the licensed products in any 12-month period do not meet or exceed the applicable diligence minimum, then we must pay Penn the amount of the shortfall. Under the terms of the agreement, we are obligated to make commercial milestone payments related to the licensed products, which could, in the aggregate, reach a maximum of $3.8 million per licensed product if all milestones are achieved for such licensed product. In addition, we are obligated to pay Penn a low- to mid-single-digit royalty, on a country-by-country basis, on net sales of licensed products covered by a valid licensed patent claim. Penn controls the prosecution and maintenance of the licensed patent rights. We made an initial cash payment to Penn to cover 50% of Penn’s previously incurred patent expenses relating to the licensed patent rights, with the exception of one patent for which we agreed to reimburse Penn for all such expenses. With respect to that specific patent, we agreed to reimburse Penn for patent expenses arising during the term of the license. This license will expire upon the expiration or abandonment of all of the patents and patent applications subject to the license, the latest of which is currently expected to expire in 2022. Penn may terminate the license upon uncured material breaches by us of the terms of the license or upon the occurrence of certain events, including specified bankruptcy and insolvency events relating to us, or if we commence an action against Penn or any of the co-owners of the licensed patent rights to declare or render invalid or unenforceable the patent rights. We may terminate the license at any time upon giving 60 days’ prior written notice to Penn.

In December 2014, we entered into a license agreement with Penn, under which Penn granted us an exclusive, worldwide license, with the right to sublicense, to certain patent rights owned by Penn related to certain proviral plasmids that are useful in the manufacture of certain gene therapy products for the treatment of CHM.
Under the terms of the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products, and to use such efforts to accomplish development and commercial launch objectives as well as to expend specified resources in the development and commercialization of licensed products. If our total expenditures in any 12-month period do not meet or exceed the applicable diligence minimum, then we must pay Penn the amount of the shortfall. Under the terms of the agreement, we issued shares of our common stock to Penn and we are obligated to make milestone payments upon the achievement of certain regulatory milestones relating to the licensed products, which could, in the aggregate, reach a maximum of $5.5 million per licensed product if all milestones are achieved for such licensed product. Upon mutual agreement between Penn and us, we could elect to pay up to 100% of such amounts with shares of our common stock. In addition, we are obligated to pay Penn a mid-single-digit royalty, on a country-by-country basis, on net sales of licensed products covered by a licensed patent claim so long as the licensed product achieves and retains orphan designation, and if the licensed product does not receive or retain orphan product designation, we are obligated to pay Penn a low-single digit royalty on a country-by-country basis. We are obligated to pay Penn specified percentages of certain non-royalty payments and other consideration we may receive from any sublicense of our rights under the license agreements, with the specified percentage dependent on the timing of the sublicense grant. Penn controls the prosecution and maintenance of the licensed patent rights. We also made an initial cash payment to Penn to cover all of Penn’s previously incurred patent expenses relating to the licensed patent rights. This license will expire upon the expiration or abandonment of all of the patents and patent applications subject to the license, the latest of which, if it issues as a patent, is currently expected to expire in 2032. Penn may terminate the license upon uncured material breaches by us of the terms of the license and upon the occurrence of certain events, including specified bankruptcy and insolvency events relating to us, or if we commence an action against Penn to declare or render invalid or unenforceable the patent rights. We may terminate the license at any time upon giving 60 days’ prior written notice to Penn.
University of Iowa Research Foundation
In December 2013, we entered into a license agreement with UIRF, which we amended in January 2016 to expand the list of patent and patent applications to which we have rights. Under the license agreement, as amended, UIRF granted us an exclusive worldwide license, with the right to sublicense, to a portfolio of approximately 96 gene therapy patents and patent applications owned by UIRF or jointly owned by UIRF and Massachusetts General Hospital related to RNA interference and gene therapy technologies, and to the results of a certain research collaboration among UIRF, Howard Hughes Medical Institute and CHOP, to manufacture and commercialize products covered by the licensed patent rights or discovered, developed, manufactured or commercialized through the use of the research collaboration results. Under the terms of the license agreement, we are obligated to use reasonable efforts to develop and commercialize licensed products. In connection with the agreement, we issued shares of our common stock and made a cash payment of approximately $157,000 to UIRF, and we are obligated to make milestone payments upon the achievement of certain regulatory milestones relating to the licensed products, which could, in the aggregate, reach a maximum of $1.3 million if all milestones are achieved. In addition, we are obligated to pay UIRF a low-single-digit royalty on a country-by-country basis on net sales of licensed products covered by a valid licensed patent claim. Commencing in 2017, we are obligated to pay an aggregate of $40,000 in annual license maintenance fees to UIRF, which are creditable against specified milestone and royalty payment obligations accruing in the same year. The license maintenance fees and royalty rates are subject to increase if we, or any person or entity acting on our behalf, bring any action or claim challenging the validity or enforceability of the licensed patent rights. UIRF is responsible for prosecution and maintenance of the licensed patent rights and we have agreed to reimburse UIRF for reasonable expenses incurred in prosecution and maintenance of the licensed patent rights. Upon mutual agreement between UIRF and us, we could elect to pay some or all of our payment obligations under the license with shares of our common stock.
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

Selecta Biosciences, Inc.
In December 2016, we entered into a license agreement that provides us with exclusive worldwide rights to Selecta's proprietary SVP™ platform technology for co-administration with gene therapy targets, including factor VIII for hemophilia A, as well as exclusive options for up to four additional undisclosed genetic targets.
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
Subject to the terms of the agreement, we made an initial $10.0 million cash payment to Selecta and purchased $5.0 million of Selecta's common stock. During 2017, we paid Selecta an additional $5.0 million in cash and purchased an additional $10.0 million of Selecta's common stock. Selecta will be eligible for up to $430.0 million in milestone payments for each target, with up to $65.0 million being based on our achievement of specified development and regulatory milestones and up to $365.0 million for specified commercial milestones. In addition, we will pay Selecta tiered mid-single to low-double-digit royalties on worldwide annual net sales of any resulting commercialized gene therapy.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including Adverum Biotechnologies, Inc., Applied Genetic Technologies Corporation, or AGTC, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc., Abeona Therapeutics Inc., BioMarin Pharmacueticals Inc., GenSight Biologics SA, Horama SAS, Lysogene SAS, MeiraGTx Limited, Nightstar Therapeutics PLC, REGENXBIO, Inc. Solid Biosciences, Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc. as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
For our approved product and our clinical product candidates, the main competitors include:

•
LUXTURNA. While no approved pharmacologic agents exist for patients with RPE65-mediated IRD, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded patients. Novelion Therapeutics, Inc. (formerly QLT Inc.) completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates, includingMeiraGTx and Horama SAS. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

•
SPK-CHM. We are aware that Nightstar Therapeutics PLC is developing an AAV-based gene therapy for the treatment of choroideremia. Nightstar Therapeutics PLC has obtained orphan product designation in the United States and the European Union for this product candidate for the treatment of choroideremia and has announced plans to initiate a Phase 3 trial in the first half of 2018.

•
SPK-FIX. Hemophilia B patients typically are treated by a variety of plasma-derived, recombinant or long-acting products that are produced by a number of companies, including Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Shire PLC, Sangamo BioSciences, Inc., Freeline Therapeutics and uniQure N.V.

•
SPK-FVIII. The standard of care for moderate to severe hemophilia A is intravenously administered factor VIII protein or its derivatives. The main competitors with product candidates under development or approved to treat hemophilia A include BioMarin Pharmaceutical Inc., Ultragenyx Pharmaceuticals, Inc. in collaboration with Bayer HealthCare, Shire PLC, uniQure N.V., Sangamo Biosciences, Inc., in collaboration with Pfizer, Telethon Institute for Gene Therapy in collaboration with Bioverativ Inc., Novo Nordisk A/S Roche Holding AG and Sanofi.

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
Regulation of gene therapies
In the United States, FDA regulates biologic products including gene therapy products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and regulations implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, advertising and promotion of biologic products. Applications to FDA are required before conducting human clinical testing of biologic products. Additionally, each clinical trial protocol for a gene therapy product candidate is reviewed by FDA and, in limited instances NIH, through its Recombinant DNA Advisory Committee, or RAC. FDA approval also must be obtained before marketing of biologic products.
Within FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, or OCTGT, and FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee, or CTGTAC, a panel of medical and scientific experts and consumer representatives, to advise CBER on its reviews. CBER works closely with NIH and the RAC, which makes recommendations to NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. FDA has issued a growing body of guidance documents on chemistry, manufacturing and control, or CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products.
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

•
performance of adequate and well-controlled human clinical trials according to FDA’s Good Clinical Practice, or GCP, regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

•
preparation and submission to FDA of a Biologics License Application, or BLA, for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;

•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and

•	payment of user fees and FDA review and approval, or licensure, of the BLA. BLA or new drug application, or NDA, application fees for products designated as orphan drugs by FDA are waived.

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
Compliance with cGMP requirements
Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specification.
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
Before approving a BLA, FDA will inspect the facilities at which the product candidate is manufactured. FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, FDA typically will inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for FDA to reconsider the application. If those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the BLA, FDA will issue an approval letter.
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
Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of clinical trial by an IRB, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications to healthcare professionals or patients, debarment, restitution, disgorgement of profits or other civil or criminal penalties.
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

FDA approval of companion diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. FDA has not indicated that it would require a companion diagnostic with LUXTURNA.
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
Innovative medicinal products are authorized in the European Union based on a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought. Innovative medicinal products for which marketing authorization is granted are entitled to eight years of data exclusivity. During this period, applicants for approval of generics or biosimilars of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product to support their application. Innovative medicinal products for which marketing authorization is granted are also entitled to 10 years of market exclusivity. During these 10 years of market exclusivity, no generic or biosimilar medicinal product may be placed on the European Union market even if a generic or biosimilar marketing authorization can be submitted to the competent regulatory authorities in the European Union Member States. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company, nevertheless, could also market another competing medicinal product for the same therapeutic indication if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive. The new Clinical Trials Regulation will become applicable no earlier than October 2018. Until the Clinical Trials Regulation will become applicable, all clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive, which will be repealed on the day of entry into application of the Clinical Trial Regulation. It will however still apply three years from that day to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opted for old system. The Clinical Trial Regulation will overhaul the current system of approvals for clinical trials in the EU. Specifically, the legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the legislation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.
Other healthcare laws and regulations
Healthcare professionals, physicians and third-party payers play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payers, existing or potential customers and referral sources are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers on the other. The PPACA amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

•
the federal False Claims Act or FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent. Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, also may implicate the FCA;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare professionals and teaching hospitals, and ownership and investment interests held by physicians and other healthcare professionals and their immediate family members;

•	HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to: items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare professionals and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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
Coverage and reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all FDA-approved drugs for a particular indication. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.
Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. New metrics frequently are used as the basis for reimbursement rates, such as Average Selling Price, or ASP, Average Manufacturing Price, or AMP and Actual Acquisition Cost. To obtain coverage and reimbursement for any product that might be approved for sale, it may be necessary to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of the products, in addition to the costs required to obtain regulatory approvals. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Health Technology Assessment, or HTA, which is intended to take account of medical, social, economic and ethical issues when determining the suitability of a medicinal product for reimbursement is increasingly become an element of the pricing and reimbursement decisions of the competent authorities in European Union Member States.

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

With the new Administration and Congress, there likely will be additional legislative changes, including repeal and replacement of certain provisions of the PPACA.  To that end, on January 20, 2017, President Trump issued an Executive Order Minimizing the Economic Burden of the PPACA Repeal. The Executive Order declares that, pending repeal of the PPACA, it is imperative for the executive branch to ensure that the law is being efficiently implemented, take all actions consistent with law to minimize the unwarranted economic and regulatory burdens of the PPACA and prepare to provide the states more flexibility and control to create a more free and open healthcare market. The Order directs the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authorities and responsibilities under the PPACA to exercise their authority and discretion to waive, defer, grant exemptions from or delay the implementation of any provision or requirement of the PPACA that would impose a fiscal burden on any state or a cost, fee, tax, penalty or regulatory burden on individuals, families, healthcare professionals, health insurers, patients, recipients of healthcare services, purchasers of health insurance or makers of medical devices, products or medications.

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
Employees
As of February 22, 2018, we had 315 full-time employees, including a total of 62 employees with M.D. or Ph.D. degrees. Of our workforce, 80 employees are engaged in research and development, 91 employees are engaged in technical operations and manufacturing, 20 employees are engaged in medical affairs, 45 employees are engaged in commercial and 79 employees are engaged in corporate functions, including finance, IT, legal, human resources and general operations and management. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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

In November 2016, we entered in a lease agreement for approximately 50,000 square feet of office space in Philadelphia, Pennsylvania, that commenced on April 1, 2017. In February 2017, we amended the lease to include approximately 25,000 additional square feet of office space that commenced on January 1, 2018. In November 2017, we amended this lease to accelerate the termination date of approximately 50,000 square feet of office space, with such termination to occur, at the latest, in December 2022.
In November 2017, we entered into a lease in Philadelphia, Pennsylvania for approximately 108,000 square feet of office and laboratory space through June 2033.
We lease approximately 5,400 square feet of office space in Waltham, Massachusetts, which expires in March 2022.
Corporate information
We were incorporated in the State of Delaware on March 13, 2013. Our principal executive offices are located at 3737 Market Street Suite 1300 Philadelphia, Pennsylvania, and our telephone number is (888) 772-7560.
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
Since inception, we have incurred net losses. Our net losses were $123.7 million and $253.5 million for the years ended December 31, 2016 and 2017, respectively. As of December 31, 2017, we had an accumulated deficit of $505.9 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering, or IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 21, 2015, June 20, 2016 and August 9, 2017. We received net proceeds from the IPO and follow-on offerings of $775.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building our team and engaging in activities to prepare for commercial launch of LUXTURNA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	commercially launch LUXTURNA in the United States and seek regulatory approval for LUXTURNA in the European Union, or the EU;

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•
continue to grow a marketing and distribution infrastructure to commercialize LUXTURNA in the United States, and any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-7001, SPK-9001 and SPK-8011;

•	conduct IND-enabling studies for our preclinical programs;

•	initiate additional preclinical studies and clinical trials for our product candidates;

•	seek to identify additional product candidates;

•	build out additional laboratory and cGMP manufacturing capacity;

•	further develop our gene therapy platform;

•	further expand our medical affairs activities;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license product candidates and technologies.
LUXTURNA is our only product that has been approved for sale and, to date, it only has been approved in the United States for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy who have viable retinal cells as determined by their treating physicians. Our ability to generate revenue will depend on the success of commercial sales of LUXTURNA. However, the successful commercialization of LUXTURNA in the United States is subject to many risks. LUXTURNA is our first commercial launch, and there is no guarantee that we will be able to do so successfully. There are numerous examples of unsuccessful launches where products fail to meet expectations of market potential, including those by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of LUXTURNA alone will be sufficient for us to become profitable.
To become and remain profitable, we must develop and commercialize additional product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause our stockholders to lose all or part of their investment.
We have never generated revenue from product sales and may never be profitable.
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully develop and commercialize products.
While we expect to begin generating revenue from the sale of LUXTURNA in 2018, we do not expect to achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. Our ability to generate revenues from product sales and achieve profitability depends heavily on our, or our collaborators’, success in:

•	executing the commercial launch of LUXTURNA;

•	maintaining regulatory and marketing approval for LUXTURNA in the United States;

•	obtaining regulatory and marketing approval for LUXTURNA in the EU;

•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	completing research and preclinical and clinical development of our product candidates and identifying new gene therapy product candidates;

•
launching and commercializing product candidates for which we obtain regulatory and marketing approval by expanding our existing sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•
qualifying for, and maintaining, adequate coverage and reimbursement by government and third-party payers on a timely basis for LUXTURNA and any product candidates for which we obtain marketing approval;

•	maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process;

•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development of our product candidates and the market demand for LUXTURNA and any product candidates for which we obtain marketing approval;

•	identifying patients eligible for treatment with LUXTURNA for RPE65-mediated IRD;

•	addressing any competing technological and market developments;

•	implementing additional internal systems and infrastructure, as needed;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;

•	avoiding and defending against third-party interference or infringement claims; and

•	attracting, hiring and retaining qualified personnel.
We anticipate incurring significant costs associated with commercializing LUXTURNA in the United States and any other products for which we receive marketing approval. Even if we are able to generate revenues from sales of LUXTURNA and any other approved products, we may not become profitable and may need to obtain additional funding to continue operations.
Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.
We were founded in March 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our most advanced product candidates, engaging in activities to prepare for the commercial launch of LUXTURNA and establishing collaborations. Although we have commenced the initial phases of the commercialization of LUXTURNA, we have no history of commercializing pharmaceutical products, are still in the process of launching LUXTURNA and, to date, have not generated revenue from the sale of LUXTURNA. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We are in the early stages of the process of transitioning from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.
We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development and commercialization efforts or other operations.
We expect our expenses to increase as we continue the research and development of, and seek marketing approval for, our product candidates. In addition, we expect to incur significant expenses related to product sales, medical affairs, diagnostics, marketing, manufacturing and distribution to support LUXTURNA and any other products for which we obtain marketing approval. Accordingly, we may need to obtain substantial additional funding for our continuing operations. If we are unable to raise capital on attractive terms, or at all, we could be forced to delay, reduce or eliminate certain of our research and development programs and/or commercialization efforts.
Our operations have consumed significant amounts of cash since inception. As of December 31, 2017, our cash and cash equivalents and marketable securities, including our equity investment in Selecta, were $540.2 million. Our research and development expenses increased from $86.4 million for the year ended December 31, 2016 to $135.2 million for the year ended December 31, 2017. We expect to incur significant operating expenses for the foreseeable future. We estimate that our cash and cash equivalents and marketable securities as of December 31, 2017, together with amounts received from Novartis in January 2018 and anticipated net revenues from the sales of LUXTURNA, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.
Our future capital requirements will depend on many factors, including:

•	the timing and our execution of our commercial launch of LUXTURNA (voretigene neparvovec) in the United States;

•
the cost and our ability to maintain the commercial infrastructure and manufacturing capabilities required, including product sales, medical affairs, diagnostics, marketing, manufacturing and distribution, to support LUXTURNA in the United States, and any other products for which we receive marketing approval;

•	qualifying for, and maintaining adequate coverage and reimbursement by, government and third-party payers on a timely basis for LUXTURNA and any other products for which we obtain marketing approval;

•	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials;

•	the costs and timing of manufacturing sufficient supplies of LUXTURNA to meet customer demand;

•	the scope, progress, results and costs of drug discovery, recruitment, laboratory testing, preclinical development and clinical trials for our product candidates;

•	the costs associated with the build out of additional laboratory and cGMP manufacturing capacity;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	revenue, if any, received from commercial sales of LUXTURNA and any other products for which we may obtain marketing approval, including amounts reimbursed by government and third-party payers;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our current collaboration agreements remaining in effect and our achievement of milestones and/or royalty payments under those agreements;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any products other than LUXTURNA. In addition, LUXTURNA or any other products for which we obtain marketing approval may not achieve commercial success. Any product revenues from product candidates, and any commercial milestones or royalty payments under our collaboration agreements will be derived from, or based on, sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. To the extent that additional capital is raised through the sale of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. Adequate additional financing may not be available to us on acceptable terms, or at all.
Risks related to LUXTURNA
The commercial success of LUXTURNA depends on the extent to which patients, physicians and payers accept and adopt LUXTURNA as a treatment for inherited retinal disease, or IRD, caused by biallelic mutations in the RPE65 gene.
The commercial success of LUXTURNA depends on the extent to which patients, physicians and payers accept and adopt LUXTURNA as a treatment for inherited retinal disease, or IRD, caused by biallelic mutations in the RPE65 gene, and we do not know whether our or others’ estimates in this regard will be accurate. While we have conducted pre-commercialization activities, such as efforts to raise awareness around genetic testing and inherited retinal diseases, there is significant uncertainty in the degree of market acceptance of LUXTURNA. In addition, physicians may not prescribe LUXTURNA, and patients may be unwilling to use LUXTURNA, if coverage is not provided or reimbursement is inadequate. Additionally, the use of LUXTURNA in a non-trial setting may result in unexpected, more serious or a greater incidence of adverse reactions that may negatively affect the commercial prospects of LUXTURNA. Furthermore, a significant negative development in any other gene therapy program or our failure to satisfy any post-marketing regulatory commitments and requirements to which we are or may become subject may adversely impact the commercial results and potential of LUXTURNA. We intend to conduct a post-marketing observational study of patients treated with LUXTURNA to further evaluate the long-term safety of LUXTURNA. If the results of this long-term study negatively change the benefit/risk profile of LUXTURNA, the commercial results of LUXTURNA and potentially any other product for which we receive marketing approval, may be substantially diminished.
As part of our plan to market LUXTURNA in the United States through a limited number of centers that specialize in treating IRDs, we are training vitreoretinal surgeons to perform the surgical procedure necessary to administer LUXTURNA via sub-retinal injection. This procedure requires significant skill and training. In addition, if we are unable to recruit or train, and thereafter retain, sufficient retinal surgeons to perform the procedure properly, the availability of LUXTURNA could be substantially diminished, which would adversely affect our business, financial condition, results of operations and prospects. Our efforts to educate the medical community and third-party payers on the benefits of LUXTURNA and our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of LUXTURNA and our other potential products.
We have submitted, and had validated, a marketing authorization application, or MAA, to EMA for LUXTURNA, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. We have entered into license and commercialization agreement with Novartis for the development and commercialization of voretigene neparvovec outside of the United States. The commercial success of voretigene neparvovec outside of the United States depends on our ability to obtain approval of our MAA by EMA and Novartis' success at commercializing voretigene neparvovec outside of the United States if and when approved. We have limited control over the amount and timing of resources that Novartis will dedicate to the commercialization of voretigene neparvovec, should it receive marketing approval.
If the RPE65-mediated IRD patient population is smaller than we estimate, our product revenues may be adversely affected and our business may suffer.
There are several factors that could contribute to making the actual number of patients who receive LUXTURNA less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as IRDs caused by mutations in the RPE65 gene, likely will diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell death. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.

If we are unable to obtain adequate coverage of LUXTURNA from third-party payers, the adoption of LUXTURNA by physicians and patients may be limited, which could affect our ability to successfully commercialize LUXTURNA.
While we have had discussions with third-party payers regarding our price for LUXTURNA, we still may receive substantial push back on our pricing of $425,000 per dose, or per eye. To assist third-party payers and patients in obtaining and covering LUXTURNA, we have proposed novel payment and distribution programs to assist with the cost of LUXTURNA, including direct sales to payers and outcomes-based rebate arrangements. Even with these programs, there may be substantial resistance to the cost of LUXTURNA by third-party payers and the public generally. Additionally, to the extent reimbursement for LUXTURNA is subject to outcomes-based rebate arrangements, we may be liable for rebate payments in the future. These novel payment programs may not be sufficient for third-party payers to grant coverage, and if we are unable to obtain adequate coverage of LUXTURNA, the adoption of LUXTURNA by physicians and patients may be limited. This in turn could affect our ability to successfully commercialize LUXTURNA and adversely impact our business, financial condition, results of operations and prospects.
Risks related to the development of our product candidates
Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
We have concentrated our research and development efforts on our gene therapy platform, and our future success depends on our successful development of viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Currently, LUXTURNA is the only gene therapy product that has been approved for a genetic disease in the United States and only two such products have been approved in the EU. Although we intend to leverage our experience with LUXTURNA in our preclinical and clinical development of product candidates, we may be unable to reduce development timelines and costs for our other gene therapy development programs. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent us from completing our clinical trials, meeting the obligations of our collaborations or commercializing LUXTURNA and any other products for which we obtain marketing approval on a timely or profitable basis, if at all. We, a collaborator or another group may uncover a previously unknown risk associated with AAV, and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.
In addition, the clinical trial requirements of FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only two gene therapy products for genetic diseases, uniQure N.V.’s Glybera and GlaxoSmithKline plc's Strimvelis, have received marketing authorization from EMA and LUXTURNA is the only gene therapy product for a genetic disease to have received marketing approval from FDA. We do not yet know if or when it may be approved by EMA. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates in either the United States or the EU, or how long it will take to commercialize any other products for which we receive marketing approval. In addition, approvals by EMA may not be indicative of what FDA may require for approval and vice versa.
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. FDA has established the Office of Tissue and Advanced Therapies within CBER to consolidate the review of gene therapy and related products, and has established the CTGTAC to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, also potentially are subject to review by the RAC; however, NIH announced in 2014 that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if FDA has reviewed the trial design and approved its initiation. Conversely, FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution, such as CHOP to conduct a clinical trial, that institution’s institutional biosafety committee as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the European Commission may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that certain regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.
Except for LUXTURNA in the United States, there are no pharmacologic therapies approved to treat IRDs caused by the biallelic RPE65 gene mutations. In addition, there has been limited clinical trial experience for the development of pharmaceuticals to treat IRDs. Certain aspects of IRDs render efficacy endpoints historically used for vision clinical trials less applicable as clinical endpoints. As a result, the design and conduct of clinical trials for these disorders is subject to increased risk. In addition, the treatment of certain IRDs, such as CHM, may require assessment of clinical endpoints that reflect a stabilization, as opposed to an improvement, of functional vision. Assessing these endpoints may require longer periods of observation and may delay the completion of any trials we may undertake.
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
There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy or requirements during the period of our product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.
We may find it difficult to enroll subjects in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
Identifying and enrolling appropriate subjects to participate in clinical trials of our product candidates is critical to our success. The timing of the beginning and conclusion of clinical trials depends on our ability to recruit subjects to participate and complete clinical development programs. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. We have experienced slow enrollment in some of our prior hemophilia trials, and we may experience similar delays in any of our current or future clinical trials. Patients with the disease may be hesitant or unwilling to participate in our gene therapy studies for a variety of reasons: negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in products employing our vectors or our platform or for other reasons. These factors may delay the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
We may not be able to identify, recruit and enroll a sufficient number of subjects, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Enrollment and trial completion is affected by factors including:

•	size of the patient population and process for identifying subjects;

•	design of the trial protocol;

•	eligibility and exclusion criteria;

•	perceived risks and benefits of the product candidate under study;

•	perceived risks and benefits of gene therapy-based approaches to treatment of diseases;

•	availability of competing therapies and clinical trials;

•	severity of the disease under investigation;

•	availability of genetic testing for potential subjects;

•	proximity and availability of clinical trial sites for prospective subjects;

•	ability to obtain and maintain subject consent;

•	risk that enrolled subjects will drop out before completion of the trial;

•	patient referral practices of physicians; and

•	ability to monitor subjects adequately during and after treatment.
Our current product candidates are being developed to treat rare conditions. For any other product candidate that we successfully develop, we plan to seek initial marketing approvals in the United States and, subsequently, the EU. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible subjects to participate in the clinical trials required by FDA or EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with contract research organizations, or CROs, and clinical investigators;

•	different standards for the conduct of clinical trials;

•	absence in some countries of established groups with sufficient regulatory expertise for review of gene therapy protocols;

•	our inability to locate qualified local consultants, physicians and partners; and

•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.
If we have difficulty enrolling a sufficient number of subjects to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.
We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety or efficacy to the satisfaction of applicable regulatory authorities.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching agreement or consensus with regulatory authorities on trial design;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in opening clinical trial sites or obtaining required IRB or independent Ethics Committee approval at each clinical trial site;

•	delays in recruiting suitable subjects to participate in our clinical trials;

•	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, after an inspection of our clinical trial operations or trial sites or for any other reason;

•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

•	failure to perform in accordance with FDA GCP or applicable regulatory guidelines in the EU and other countries;

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
Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales or to achieve regulatory and commercialization milestones or product royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.
Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product or product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;

•	obtain approval for indications or patient populations that are not as broad as we intended or desired;

•	obtain approval with labeling that includes significant product use or distribution restrictions or safety warnings, including contraindications, warnings or precautions;

•	be subject to changes in the way the product is administered;

•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;

•	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified REMS or a similar risk mitigation strategy;

•	be sued for alleged injuries caused to patients taking our products; or

•	experience damage to our reputation.
Our product and product candidates and the process for administering our product and product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
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
Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If our vectors demonstrate a similar effect, which we are unable to mitigate with immuno-suppressive regimens, we may decide or be required to halt or delay further clinical development of our product candidates and our commercial efforts could be materially and adversely affected.
In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. For example, FDA placed our second open-label Phase 1 clinical trial, which we refer to as our 102 trial, on a clinical hold temporarily when we voluntarily halted enrollment and reported a serious adverse event arising from a steroid injection given following administration of LUXTURNA to manage post-operative inflammation related to the standard vitrectomy procedure subjects undergo prior to administration of LUXTURNA. We subsequently adjusted the protocol regarding the use of local steroids and FDA released the clinical hold, allowing the trial to proceed.
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
In addition, FDA could require us to adopt a REMS, and other non-US regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval or commercial acceptance of our product candidates. A REMS may include, among other things, a communication plan to health care practitioners or patients, and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Similar risk management programs could be imposed by EMA. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;

•	regulatory authorities may require additional warnings or limitations of use in product labeling;

•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused by our products to patients; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of LUXTURNA and any other products for which we receive marketing approval and could significantly harm our business, financial condition, results of operations and prospects.
We may be unable to obtain additional orphan drug designations or obtain and maintain orphan drug exclusivity for any product. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product. Similar “orphan drug” designations exist in some, but not all, jurisdictions outside the EU and the United States.
Upon approval, LUXTURNA was granted orphan drug exclusivity by FDA for the treatment of IRD caused by biallelic mutations to the RPE65 gene. Pursuant to such orphan drug exclusivity in the United States, FDA is precluded, subject to certain exceptions discussed below, from approving another marketing application for a product that constitutes the same drug treating the same indication for a seven-year period, which exclusivity period can be extended by six months under certain circumstances as discussed below. Orphan drug designation does not guarantee orphan drug exclusivity and a designated orphan drug will be denied market approval if it is blocked by the orphan exclusivity of a previously approved orphan product.
LUXTURNA has received an orphan drug designation from the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-9001 has received both breakthrough therapy and orphan drug designation by FDA. SPK-8011 has received breakthrough therapy designation by FDA. SPK-7001 has been granted orphan drug designation by

FDA and the European Commission for the treatment of choroideremia. SPK-TPP1 has been granted orphan product designation by FDA for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
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
Even if we maintain orphan drug exclusivity for LUXTURNA or obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, FDA may subsequently approve another drug for the same condition if FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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
Breakthrough therapy designation by FDA may not lead to a faster development, regulatory review or approval process and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.
We have received breakthrough therapy designation for SPK-9001 for the treatment of hemophilia B and SPK-8011 for the treatment of hemophilia A. We may, in the future, apply for breakthrough therapy designation for other product candidates in the United States. A breakthrough therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: (i) intensive guidance on an efficient drug development program; (ii) intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and (iii) a rolling review process whereby FDA may consider reviewing portions of a BLA before the sponsor submits the complete application. Product candidates designated as breakthrough therapies by FDA may be eligible for priority review if supported by clinical data.
Designation as a breakthrough therapy is within the discretion of FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, FDA may disagree. In any event, the receipt of a breakthrough therapy designation, or the redemption of a Rare Pediatric Disease Priority Review Voucher for a product candidate, may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by FDA. In addition, even though SPK-9001 and SPK-8011 have been designated as a breakthrough therapy product candidate, FDA may later decide that either or both no longer meet the conditions for designation or decide that the time period for FDA review or approval will not be shortened.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.
We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions or conditions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.
Regulatory authorities also may approve a product candidate for more limited indications than requested (such as EMA approving LUXTURNA for the treatment of patients diagnosed with LCA due to RPE65 mutations but not for the treatment of patients with RP due to RPE65 mutations or other RPE65-mediated IRDs) or they may impose significant limitations in the form of narrow indications, contraindications or a REMS. These regulatory authorities may require warnings or precautions with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims or allow the promotional claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.
Further, the regulatory authorities may require concurrent approval of a companion diagnostic device. For the product candidates we currently are developing, we believe that diagnoses based on symptoms, in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, or CLIA, are sufficient to diagnose patients and, with respect to LUXTURNA, have been permitted by FDA. For future product candidates, however, it may be necessary to use FDA-cleared or FDA-approved diagnostic tests to diagnose patients or to assure the safe and effective use of product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. On July 31, 2014, FDA announced the publication of a final guidance document describing the agency’s current thinking about the development and regulation of in vitro companion diagnostic devices. The final guidance articulates a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, FDA generally will require approval or clearance of the diagnostic device at the same time that FDA approves the therapeutic product. The final guidance allows for two exceptions to the general rule of concurrent drug/device approval, namely, when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists, and when a serious safety issue arises for an approved therapeutic agent, and no FDA-cleared or FDA-approved companion diagnostic test is yet available. At this point, it is unclear how FDA will apply this policy to our current or future gene therapy product candidates. Should FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. In the EU, Regulation (EU) 2017/746 of the European Parliament and of the Council of 5 April 2017 on in vitro diagnostic medical devices will apply from 2022 and repeal the current applicable provisions. Regulation (EU) 2017/746 will impose additional obligations on us that may impact the development and authorization of our product candidates in the EU.
Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.
LUXTURNA, and any of our product candidates for which we obtain regulatory approval, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, or the specific obligations imposed as a condition for marketing authorization by equivalent authorities in a foreign jurisdiction, particularly by the European Commission, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, in the United States, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years, and each of our clinical trials includes a 15-year long-term follow-up phase. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the Federal Food Drug and Cosmetic Act and implementing regulations and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.
In the EU, the advertising and promotion of our products are subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising for medicinal products are consistent with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.
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
If we fail to comply with applicable regulatory requirements for LUXTURNA or for any other product following approval, a regulatory authority may:

•	issue a warning letter asserting that we are in violation of the law;

•	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

•	restrict the marketing or manufacturing of the product;

•	seize or detain the product or otherwise demand or require the withdrawal or recall of the product from the market;

•	refuse to permit the import or export of products; or

•	refuse to allow us to enter into supply contracts, including government contracts.
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
Both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. This includes control of compliance with cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers would be required to ensure that all of our processes, methods, and equipment are compliant with cGMP. Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.
In addition, EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that EMA and the competent authorities of the EU Member States have the authority to require companies to conduct additional post-approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, adverse event management and reporting. Under the pharmacovigilance legislation and its related regulations and guidelines, we may be required to conduct a burdensome collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time-consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our product and product candidates.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including Adverum Biotechnologies, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc., Abeona Therapeutics Inc., BioMarin Pharmaceutical Inc., GenSight Biologics SA, Horama SAS, Lysogene SAS, MeiraGTx Limited, Nightstar Therapeutics PLC., REGENXBIO, Inc., Solid Biosciences, Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against LUXTURNA and any of our product candidates.

For LUXTURNA and our clinical product candidates, the main competitors include:

•
LUXTURNA. While no other approved pharmacologic agents exist for patients with RPE65-mediated IRD, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded patients. Novelion Therapeutics, Inc. (formally QLT Inc.) completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates, including MeiraGTx and Horama SAS. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

•
SPK-CHM. We are aware that Nightstar Therapeutics PLC is developing an AAV-based gene therapy for the treatment of choroideremia. Nightstar Therapeutics PLC has obtained orphan product designation in the United States and the European Union for this product candidate for the treatment of choroideremia and has announced plans to initiate a Phase 3 trial in the first half of 2018.

•
SPK-FIX. Hemophilia B patients typically are treated by a variety of plasma-derived, recombinant or long-acting products that are produced by a number of companies, including Pfizer Inc., or Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Shire PLC, Sangamo BioSciences, Inc., Freeline Therapeutics and uniQure N.V.

•
SPK-FVIII. The standard of care for moderate to severe hemophilia A is intravenously administered factor VIII protein or its derivatives. The main competitors with product candidates under development, or approved, to treat hemophilia A include BioMarin Pharmaceutical Inc., Ultragenyx Pharmaceuticals, Inc., in collaboration with Bayer HealthCare, Shire PLC, uniQure N.V., Sangamo Biosciences, Inc. in collaboration with Pfizer, Telethon Institute for Gene Therapy in collaboration with Bioverativ, Inc., Novo Nordisk A/S, Roche Holding AG, and Sanofi.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product or product candidates uneconomical or obsolete, and we may not be successful in marketing our product or product candidates against competitors.
In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
Even if we obtain and maintain approval for product candidates from FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and adversely affect our business.
Approval of a product candidate in the United States by FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We have submitted, and had validated, an MAA to EMA for LUXTURNA and intend to submit for approval of our product candidates in the EU, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
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
Risks related to the commercialization of LUXTURNA and our product candidates for which we obtain marketing approval
If we are unable to expand our market development capabilities or enter into agreements with third parties to market and sell any of our product candidates for which we obtain marketing approval, we may be unable to generate any product revenue.
To successfully commercialize any products that may result from our development programs, we need to continue to expand our market development capabilities, either on our own or with others. The development of our own market development effort is, and will continue to be, expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability.
We have entered into a collaboration with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B pursuant to which Pfizer would commercialize such product candidates, and we would be eligible to receive specified milestone payments and royalties, for any product developed under the agreement. We have entered into a license and commercialization agreement with Novartis for the development and commercialization of investigational voretigene neparvovec outside the United States, and we are eligible to receive specified milestone payments and royalties pursuant to that agreement. We may enter into collaborations regarding other of our product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreemen ts on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
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
Further, there are several factors that could contribute to making the actual number of patients who receive other potential products less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions, will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell death. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.
Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for any of our product candidates that may be approved in the future, which would adversely affect our revenue and results of operations.
We expect that coverage and reimbursement of pharmaceutical drugs may be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, increased public scrutiny has been placed on wholesale prices of drugs, and such prices continue to be subject to intense political and public debate in the United States and abroad. Government and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the United States. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At least seven states have passed legislation related to drug price transparency and many others have pending legislation. In addition, there have been proposals to impose federal rebates on Medicare Part D drugs, which would require federally-mandated rebates on either all drugs dispensed to Medicare Part D beneficiaries or on only those drugs dispensed to certain groups of lower income beneficiaries. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payers, which may render any products for which we obtain marketing approval not commercially viable or may adversely affect our anticipated future revenues and gross margins.
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
We expect the cost of a single administration of gene therapy products to be substantial. We expect that coverage and reimbursement by government and private payers will be essential for most patients to be able to afford these treatments. Accordingly, sales of any product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which the prices of such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payers. Coverage and reimbursement by a third-party payer may depend upon several factors, including the third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
Obtaining coverage and reimbursement for a product from third-party payers is a time-consuming and costly process that could require us to provide to the payer supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement.
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payers, including government payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payers and government payers develop their coverage and reimbursement policies. Currently, no gene therapy product has been approved for coverage and reimbursement by CMS, the agency responsible for administering the Medicare program. We cannot be assured that Medicare or Medicaid will cover our approved products or provide reimbursement at adequate levels to realize a sufficient return on our investment. Moreover, reimbursement agencies in the EU may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain EU Member States. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for our products for which we obtain marketing approval.
Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the EU, Canada and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. It also can take a significant amount of time after approval of a product to secure pricing and reimbursement for such product in many counties outside the United States. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product and product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.
Moreover, increasing efforts by government and third-party payers in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product and product candidates. payers increasingly are considering new metrics as the basis for reimbursement rates, such as ASP, AMP, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payers to cover any products for which we obtain marketing approval. We expect to experience pricing pressures in connection with the sale of any products for which we obtain marketing approval due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.
In the EU, each EU Member State may restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed in its territory. As a result, following receipt of marketing authorization in an EU Member State, through any application route, an applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU Member States. Some EU Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. Other EU Member States approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower priced products in foreign countries that have placed price controls on pharmaceutical products.
An HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the UK, France, Germany, Ireland, Italy and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU Member States. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU Member States and in pricing and reimbursement decisions and may negatively affect price in at least some EU Member States.
Ethical, legal and social issues related to genetic testing may reduce demand for LUXTURNA or any other gene therapy products for which we obtain marketing approval.
We anticipate that prior to receiving certain gene therapies, patients would be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for LUXTURNA or any other products for which we obtain marketing approval.
The commercial success of any of our product candidates, if approved, will depend upon its degree of market acceptance by physicians, patients, third-party payers and others in the medical community.
Even with the requisite approvals from FDA in the United States, EMA in the EU and other regulatory authorities internationally, the commercial success of any products for which we obtain marketing approval will depend, in part, on the acceptance of physicians, patients and health care payers of gene therapy products in general, and our product candidates in particular, as medically necessary, effective, safe, and cost-effective. Any product that we commercialize may not gain acceptance by physicians, patients, health care providers/payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products of any products for which we obtain marketing approval, will depend on several factors, including:

•	the efficacy and safety of such product as demonstrated in clinical trials and subsequently in the market;

•	the potential and perceived advantages of such product over alternative treatments;

•	the cost of treatment relative to alternative treatments;

•	the clinical indications for which such product is approved by FDA or the European Commission;

•	patient awareness of, and willingness to seek, genotyping;

•	the willingness of physicians to prescribe new therapies;

•	the willingness of the target patient population to try new therapies;

•	the prevalence and severity of any side effects;

•	product labeling of FDA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	the timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	ethical, social and legal concerns about gene therapy that result in additional regulations restricting or prohibiting our products; and

•	sufficient third-party payer coverage and reimbursement.

Even if a potential product displays a favorable benefit/risk profile in clinical trials, market acceptance of the product will not be fully known until after it is launched.
Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product and product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
Gene therapy remains a novel technology, with no gene therapy product other than LUXTURNA approved for a genetic disease to date in the United States and only two gene therapy products for genetic diseases approved to date in the EU. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product and product candidates, if approved, prescribing treatments that involve the use of our product and product candidates, if approved, in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for LUXTURNA and any other products for which we obtain marketing approval.
If we obtain approval to commercialize any of our product candidates outside of the United States, in particular in the EU, a variety of risks associated with international operations could materially adversely affect our business.
We expect that we will be subject to additional risks in commercializing any of our product candidates outside the United States, including:

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
Risks related to third parties
We have in the past entered, and in the future may enter, into collaborations with third parties to develop or commercialize product candidates. If these collaborations are not successful, our business could be adversely affected.
We have entered into licensing and collaboration agreements with third parties, including our collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates and our licensing and commercialization agreement with Novartis for the development and commercialization of voretigene neparvovec outside of the United States. We may enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our and our collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator is responsible could be harmful to the public perception and prospects of our gene therapy platform.
Our global collaboration agreement with Pfizer, into which we entered in December 2014, as amended in June 2016 and as further amended in November 2017, relates to the development and commercialization of product candidates for the treatment of hemophilia B. We entered into a supply agreement with Pfizer in February 2018 to supply Pfizer with one batch of SPK-9001 drug product. Under this collaboration, we maintain responsibility for clinical development through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, seeking regulatory approvals and commercialization.
Our licensing and commercialization agreement with Novartis, into which we entered in January 2018, relates to the development and commercialization of voretigene neparvovec outside of the United States. Under this agreement, we granted Novartis an exclusive right and license for the development and commercialization of voretigene neparvovec in humans outside of the United States. We retain responsibility for seeking regulatory approval for LUXTURNA by EMA, and Novartis is responsible for seeking regulatory approval for voretigene neparvovec outside of the United States and EU. If Novartis fails to devote sufficient financial and other resources to the future development and commercialization of voretigene neparvovec outside the United States, the development and commercialization of voretigene neparvovec outside of the United States could be delayed or could fail, which would result in a delay of receiving milestone payments or royalties with respect to voretigene neparvovec or in our not receiving milestone payments or royalties at all. Novartis has the right to terminate the license agreement at any time upon one year’s prior written notice to us. Novartis also may terminate the license agreement in the event there is an uncured material breach of our supply agreement by us, resulting in Novartis taking over manufacturing of voretigene neparvovec, or in the event we undergo a change of control. In addition, if Novartis takes over manufacturing of voretigene neparvovec because of our uncured material breach of the supply agreement, the royalties we receive under the license agreement will be reduced. If Novartis terminates our agreement at any time, because of an uncured material breach of the supply agreement or for any other reason, it would delay or prevent our further development and commercialization of voretigene neparvovec, may materially harm our business and could accelerate our need for additional capital.
We may enter into additional collaborations with third parties in the future. Our relationships with collaborators, including Pfizer and Novartis, and any future collaborations we enter in the future, may pose several risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	we may not achieve any milestones, or receive any milestone payments, under our collaborations, including milestones and/or payments that we expect to achieve or receive;

•	our collaborators may not achieve sales targets and we may not receive significant royalty payments based on sales by our collaborators;

•	the clinical trials conducted as part of these collaborations may not be successful;

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
We may seek to develop strategic partnerships for developing certain of our product candidates or commercializing certain of our products and product candidates, due to capital costs required to develop the product candidates or manufacturing constraints. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for our products or product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. In addition, we may be restricted under existing collaboration agreements from entering into future agreements with potential collaborators. For example, under our collaboration with Pfizer, we are subject to certain restrictions on our ability to directly or indirectly engage in certain activities relating to competing factor IX gene therapy products. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.
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
We completed construction of our own manufacturing facility in 2014, and we may encounter difficulties in operating this facility. The manufacturing process we use to produce LUXTURNA and our product candidates is complex, novel and has been validated for commercial use only with respect to LUXTURNA in the United States. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.
Our product and product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the product or product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for LUXTURNA, or any product candidates for which we may receive marketing approval, and to meet our supply obligations to Novartis. Under our supply agreement with Novartis, we have agreed to provide all of the commercial supply of LUXTURNA required by Novartis, subject to certain conditions. If we are unable to produce enough product to meet the required demand, or if the product we produce does not satisfy the quality standards set forth in the supply agreement, Novartis may be able to manufacture LUXTURNA, terminate our license agreement and/or pay reduced royalties on LUXTURNA. While we have manufactured sufficient supplies for the commercial launch of LUXTURNA in the United States, we may not be able to manufacture sufficient supplies to continue commercial sales on a long-term basis.
Disruptions in our manufacturing process may delay or disrupt our commercialization efforts.
Our GMP manufacturing facility was approved by FDA for the commercial manufacture of LUXTURNA in December 2017. A manufacturing authorization must also be obtained from the appropriate regulatory authorities of the EU Member States. As an approved facility, we will need to continue to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories or suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

We may rely on CHOP and other third parties to conduct aspects of our product manufacturing, and these third parties may not perform satisfactorily.
While we expect to produce our commercial supply of LUXTURNA at our own facility, we may rely on CHOP for the production of certain of our clinical trial materials and, therefore, we can control only certain aspects of their activities. We currently have a manufacturing agreement with CHOP, which provides for continued production of product candidates for our current and future early stage clinical trials. Under certain circumstances, CHOP is entitled to terminate its arrangement with us. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on CHOP for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If CHOP does not successfully carry out its contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, or if there are disagreements between us and CHOP, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions and the clinical trials required for approval of our product candidates. In such instances, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition to CHOP, we rely on additional third parties to manufacture ingredients of LUXTURNA and our product candidates and to perform quality testing, and reliance on these third parties entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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
Additionally, if supply from our facility is interrupted, there could be a significant disruption in commercial supply of LUXTURNA or any other product for which we obtain marketing approval, and in clinical supply for our product candidates. This also could affect our ability to meet our supply obligations under our agreement with Novartis. We currently do not have a backup manufacturer for commercial supply of LUXTURNA and have limited back-up manufacturing capacity for clinical trial supply for our product candidates. An alternative manufacturer would need to be qualified, through regulatory filings, which could result in further delay. The regulatory authorities also may require additional clinical trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.
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
Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules and adversely affect our ability to meet our supply obligations to Novartis.
Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage.
Some of the raw materials and other components required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product or product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development and commercialization timelines and our business, financial condition, results of operations and prospects and could adversely affect our ability to meet our supply obligations to Novartis.
Interruptions in the supply of product or inventory loss may adversely affect our operating results and financial condition.
LUXTURNA and our product candidates are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our products, subjects us to production risks. While product batches released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following product release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate products not complying with stability requirements or specifications. Our product and product candidates must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, our product’s and product candidates’ remaining shelf-lives could be impaired or their efficacy and safety could be adversely affected, making them no longer suitable for use.
The occurrence, or suspected occurrence, of production and distribution difficulties can lead to lost inventories and, in some cases, product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches. Any interruption in the supply of finished products or the loss thereof could hinder our ability to timely distribute our products and satisfy customer demand. Any unforeseen failure in the storage of the product or loss in supply could delay our clinical trials and, with respect to LUXTURNA or any of our product candidates that may be approved, result in a loss of our market share and negatively affect our business, financial condition, results of operations and prospects.
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
If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources in connection with the commercial launch of LUXTURNA in the United States as well as to manage our operations, continue our research and development activities and, over the longer term, continue to build a commercial infrastructure to support commercialization of any other products for which we obtain marketing approval. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates and the commercial launch of LUXTURNA requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development, commercialization and growth goals.
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
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been, and there may continue to be, judicial and Congressional challenges to certain aspects of the PPACA. Additional legislative and regulatory changes to the PPACA, its implementing regulations and guidance and its policies, remain possible in the 115th U.S. Congress and under the Trump Administration. However, it remains unclear how any new legislation or regulation might affect the prices we may obtain for LUXTURNA or any of our product candidates for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the United States Department of Health and Human Services, or HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. Our operations are directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations and equivalent provisions in other countries. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that affect our operations include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Liability may be established under the federal Anti-

Kickback Statute without proving actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs. Violations of the Anti-Kickback Statute are subject to significant civil, criminal, and administrative penalties, including damages, fines, imprisonment, and exclusion from government-funded healthcare programs like Medicare and Medicaid;

•
the federal civil False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds; or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the company marketing a product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The civil False Claims Act also permits an individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. False Claims Act liability is potentially significant because the statute provides for trebling of proved sustained damages and mandatory penalties of $10,781.40 to $21,562.80 per false claim. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government;

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

•
the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, imposes annual reporting requirements on certain manufacturers of drugs, devices, or biologics for payments and other transfers of value, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.” Manufacturers must submit reports by the 90th day of each calendar year; and

•
analogous state laws and regulations, such as state anti-kickback and false claims laws, and state fair trade practices laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.
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
On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce, or the DOC, to replace the invalidated safe harbor framework with a new “Privacy Shield”. On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the Court of Justice of the European Union in its Schrems judgment by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and the Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. United States entities have been able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016 and rely on the Privacy Shield certification to transfer personal data from the EU to the United States.
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
The GDPR will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third-party processors in connection with the processing of the personal data.
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
If we participate in the Medicaid Drug Rebate program or other governmental pricing programs with respect to LUXTURNA or any product candidate that we may commercialize, we will have certain price reporting obligations to the Medicaid Drug Rebate program, Medicare and/or other governmental pricing programs, such as state Medicaid supplemental rebate programs. If we participate in the Medicaid Drug Rebate program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Such rebates are based on pricing data that would be reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data may include the AMP and, for certain drugs, best price, which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with any required price reporting and rebate payment obligations could negatively impact our financial results.
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
The PPACA obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340b program to obligate a manufacturer to offer the 340b price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently updated the agreement with participating manufacturers. The PPACA also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340b program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of the 340b ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340b program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340b program to additional covered entities or would require participating manufacturers to agree to provide 340b discounted pricing on drugs used in an inpatient setting.
Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for LUXTURNA or our product candidates that achieve regulatory approval and the resulting Medicare payment rate, and could negatively impact our results of operations.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we would be obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we will be required to offer for LUXTURNA or our product candidates that achieve regulatory approval under the 340b program.
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
Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of LUXTURNA and any other products that we may develop.
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk as we commercialize LUXTURNA or any other products that we may develop. If we cannot successfully defend ourselves against claims that our product or product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for LUXTURNA and any other products that we may develop;

•	loss of revenue;

•	substantial monetary awards to trial participants or patients;

•	significant time and costs to defend the related litigation;

•	withdrawal or reduced enrollment of clinical trial participants;

•	the inability to successfully commercialize LUXTURNA and any other products that we may develop; and

•	injury to our reputation and significant negative media attention.
Although we maintain product liability insurance coverage, this insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and/or commercialize an additional product. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product and product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the EU, which is undergoing a continued severe economic crisis. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Third parties on which we rely and we may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters could severely disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Our manufacturing facility, as well as CHOP's manufacturing facility, and substantially all of our current supply of product and product candidates, are located in Philadelphia, Pennsylvania, and we do not have any existing back-up facilities in place or plans for such back-up facilities. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, contractors and consultants, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.
While we have not experienced a system failure, accident, cyber-attack or security breach that has resulted in a material interruption in our operations to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business and the further development and commercialization of our product and product candidates could be delayed.
Risks related to our intellectual property
Our rights to develop and commercialize LUXTURNA and our product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.
We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.
Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with CHOP, Penn, Genethon, the NIH and UIRF, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.
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
Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product and product candidates and manufacturing technology. Our licensors have sought and we intend to seek to protect our proprietary position by filing patent applications in the United States and abroad related to many of our novel technologies and product and product candidates that are important to our business.
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, certain patents in the field of gene therapy that may have otherwise potentially provided patent protection for certain of our product and product candidates have expired or will soon expire. In some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which we believe precludes our ability to obtain patent protection for certain inventions relating to such work. As a result, we have not sought, and may be unable to seek, patent protection for SPK-CHM to treat choroideremia. Consequently, we will not be able to assert any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
We currently have rights to the intellectual property, through licenses from third parties, to develop our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.
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
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.
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
Issued patents covering our product or product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.
If one of our licensing partners or we initiate legal proceedings against a third party to enforce a patent covering our product or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product or product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell LUXTURNA and our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product and product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third-party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our LUXTURNA, SPK-CHM, SPK-FIX, SPK-FVIII and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize LUXTURNA and our product candidates in our SPK-CHM, SPK-FIX, SPK-FVIII, SPK-GAA and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product and product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product and product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.
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
On March 4, 2014, the USPTO issued a guidance memorandum to patent examiners entitled “2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products.” On December 6, 2014, a memorandum entitled “2014 Interim Guidance on Subject Matter Eligibility” was published. On July 30, 2015, an update pertaining to patent subject matter eligibility was published by the USPTO. These guidelines instruct USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. We will be seeking patent term extension on our LUXTURNA patent but there is a risk that the patent office will not approve the application. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
We have registered trademarks with the USPTO for the mark “SPARK” and the Spark logo and pending trademark applications in the United States and various foreign jurisdictions for marks related to our business. Whether allowed or registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our business, financial condition, results of operations and prospects.
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make gene therapy products that are similar to LUXTURNA or our product candidates but that are not covered by the claims of the patents that we license or may own in the future;

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, as of [October 31, 2017], holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of February 22, 2018, we had outstanding options to purchase an aggregate of 4,095,489 shares of our common stock, of which options to purchase 1,691,141 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.
In addition, certain of our employees, executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
Our stock price is likely to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the commercial success of LUXTURNA;

•	results of clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	commencement or termination of collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs and the commercial launch of LUXTURNA;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	negative publicity around gene therapy in general, LUXTURNA or our product candidates;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry and market conditions.
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
Our management has broad discretion in the application of our cash, cash equivalents and marketable securities and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development and commercialization of our product and product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.
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

In November 2016, we entered into an additional lease agreement for approximately 49,000 square feet of office space in Philadelphia, Pennsylvania, that commenced on April 1, 2017. In February 2017, we amended the lease to include approximately 25,000 additional square feet of office space that commenced on January 1, 2018. In November 2017, we amended this lease to accelerate the termination date of approximately 50,000 square feet of office space, with such termination to occur, at the latest, in December 2022.

In November 2017, we entered into a lease agreement for approximately 108,000 square feet in Philadelphia, Pennsylvania. The term of the lease will commence on the earliest of: (i) the date on which we first conduct business on the premises; (ii) substantial completion of certain leasehold improvements; and (iii) June 1, 2018, and will expire on the 187-month anniversary of the commencement date.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol "ONCE". The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low
2016
First Quarter	$44.71	$21.20
Second Quarter	$60.05	$28.65
Third Quarter	$65.99	$50.52
Fourth Quarter	$64.43	$35.07
2017
First Quarter	$65.79	$50.39
Second Quarter	$65.00	$48.26
Third Quarter	$91.00	$57.00
Fourth Quarter	$91.75	$41.06

On February 22, 2018, the last reported sale price for our common stock on the Nasdaq Global Select Market was $54.19 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 30, 2015 (the first date that shares of our common stock were publicly traded) and December 31, 2017, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 after the market close on January 30, 2015 in each of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index. The graph assumes our closing sale price on January 30, 2015 of $50.00 per share as the initial value of our common stock and not the initial offering price to the public in our initial public offering of $23.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Returns: January 30, 2015 through December 31, 2017

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15
Jan-16
Feb-16
Mar-16
Apr-16
May-16
Jun-16
Jul-16
Aug-16
Sep-16
Oct-16
Nov-16
Dec-16
Jan-17
Feb-17
Mar-17
Apr-17
May-17
Jun-17
Jul-17
Aug-17
Sep-17
Oct-17
Nov-17
Dec-17
Spark Therapeutics, Inc.
NASDAQ Biotechnology
NASDAQ Composite

Holders
As of February 22, 2018, there were approximately 40 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Recent Sales of Unregistered Securities

We did not sell any shares of our common stock or our preferred stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.

Purchase of equity securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Use of proceeds from registered securities
On February 4, 2015, we closed our initial public offering of 8,050,000 shares of our common stock, including 1,050,000 shares of our common stock pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $23.00 per share for an aggregate offering of approximately $185.2 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-201318), which was declared effective by the SEC on January 29, 2015, and a registration statement on Form S-1 MEF (File No. 333-201764) filed pursuant to Rule 462(b) of the Securities Act. J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering and as representatives of the underwriters. Cowen and Company, LLC acted as lead manager and Sanford C. Bernstein & Co., LLC acted as co-manager. The offering commenced on January 29, 2015 and did not terminate until the sale of all of the shares offered.

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

As of December 31, 2017, we have used approximately $47.9 million of the net proceeds from the offering primarily to fund research and development, for working capital and for other general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.  There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of December 31, 2017, the remaining amount of the net proceeds is included as cash and cash equivalents and marketable securities.

Item 6. Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The selected financial data below are derived from our consolidated financial statements. We have derived the statements of operations data for the period from March 13, 2013 (inception) to December 31, 2013 and for the year ended December 31, 2014 and the balance sheet data as of December 31, 2013, 2014 and 2015 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2015, 2016 and 2017 and the balance sheet data as of December 31, 2016 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Period from March 13, 2013 (inception) to December 31, 2013		Year ended December 31, 2014	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2017
	(in thousands, except unit/share and per unit/share data)
Statement of operations data:
Revenues	$—		$634	$22,064	$20,183	$12,066
Operating expenses:
Research and development	4,897		16,351	46,030	86,380	135,160
Acquired in-process research and development	50,000		750	—	11,132	8,604
Impairment on in-process research and development	—		—	—	—	15,696
General and administrative	2,381		7,863	23,352	48,070	111,124
Total operating expenses	57,278		24,964	69,382	145,582	270,584
Loss from operations	(57,278)		(24,330)	(47,318)	(125,399)	(258,518)
Interest income, net	—		5	192	1,747	4,073
Loss before income taxes	(57,278)		(24,325)	(47,126)	(123,652)	(254,445)
Income tax benefit	—		—	—	—	963
Net loss	(57,278)		(24,325)	(47,126)	(123,652)	(253,482)
Preferred stock dividends	—		(707)	(635)	—	—
Net loss applicable to common stockholders	$(57,278)		$(25,032)	$(47,761)	$(123,652)	$(253,482)
Basic and diluted net loss per common unit/share (1)	$(8.44)	(2)	$(4.64)	$(2.10)	$(4.29)	$(7.63)
Weighted average basic and diluted common units/shares outstanding (1)	6,788,396	(2)	5,397,599	22,710,105	28,804,133	33,242,072

(1)
See Note 3(1) to our audited consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per common unit/share and weighted average basic and diluted common units/shares outstanding used to calculate the per common unit/share amounts

(2)
Basic and diluted net loss per common unit and weighted average basic and diluted common units outstanding for the period from March 13, 2013 (inception) to December 31, 2013 do not give effect to the one-for-five reverse stock split that became effective on January 16, 2015 as only units of Spark Therapeutics, LLC were outstanding during 2013 and the reverse split was not applicable to the units.

	December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$—	$74,567	$293,531	$58,923	$96,748
Marketable securities	$—	$—	$—	$259,143	$443,454
Working capital	$3,369	$61,509	$289,492	$284,596	$479,479
Total assets	$4,861	$90,446	$329,773	$373,863	$616,796
Total stockholders' equity	$3,369	$55,206	$290,538	$330,277	$513,624

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under Item 1A “Risk Factors” and under "Forward-looking statements" of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. See “Forward-looking statements.”
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Gene therapies have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. We have built a pipeline of gene therapy product candidates that are directed to the retina, the liver and the central nervous system, or CNS.
In December 2017, the U.S. Food and Drug Administration, or FDA, approved LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy, a genetic blinding condition caused by mutations in the RPE65 gene. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an inherited retinal disease, or IRD, and the first adeno-associated virus, or AAV, vector gene therapy approved in the United States. LUXTURNA will be manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan product designation and, upon approval, we received a rare pediatric disease priority review voucher. In January 2018, we entered into a license and commercialization agreement with Novartis Pharma AG, or Novartis, for the development and commercialization of investigational voretigene neparvovec outside the United States.
We are supporting the appropriate use of LUXTURNA in the United States through small, targeted commercial and medical affairs groups to build and promote access to the product. LUXTURNA will be administered by leading retinal surgeons at selected treatment centers in the United States that specialize in treating IRDs. In January 2018, we announced two novel payer programs to help ensure eligible patients in the United States have access to LUXTURNA: (i) an innovative contracting model; and (ii) an outcomes-based rebate arrangement with a short-term efficacy measure and a long-term durability measure.
Our clinical pipeline includes: (i) an ocular program consisting of SPK-7001, our product candidate targeting choroideremia, or CHM, currently in a Phase 1/2 clinical trial, and (ii) our hemophilia programs consisting of SPK-9001, our lead product candidate in the SPK-FIX program for hemophilia B, and SPK-8011, our lead product candidate in the SPK-FVIII program for hemophilia A, both currently in Phase 1/2 clinical trials. We retain global rights to all of our clinical-stage product candidates other than SPK-FIX product candidates, which we licensed to Pfizer, Inc., or Pfizer.
SPK-7001 is our lead product candidate for the treatment of CHM, an IRD caused by mutations in the REP-1 gene. We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-7001 and continue to follow subjects in the trial. In July 2017, we completed enrollment of five additional subjects in the trial who are at an earlier stage of disease. To date, SPK-7001 has been well tolerated and we have not observed any product candidate-related serious adverse events, or SAEs, in this trial. We have received orphan product designation for SPK-7001 for the treatment of CHM in both the United States and the European Union.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. In July 2016, FDA granted breakthrough therapy designation to SPK-9001, the lead product candidate in our SPK-FIX program.
Throughout 2017, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001. Most recently, in December 2017 at the American Society of Hematology, or ASH, Annual Meeting, we presented interim data, as of the November 29, 2017 cutoff date, that the annualized bleeding rate for the eleven trial subjects had been reduced by 97% and the annualized infusion rate had been reduced by 99%.  No participants developed factor IX inhibitors and no SAEs or thromboembolic events have been reported. In February 2018, we entered into a supply agreement with Pfizer for production of one batch of SPK-9001 drug substance.
In our SPK-FVIII program for the treatment of hemophilia A, we initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, in 2017. In February 2018, FDA granted breakthrough therapy designation to SPK-8011.  We retain global commercialization rights to the SPK-FVIII program.

In December 2017 at the ASH Annual Meeting, we presented interim data, as of the December 6, 2017 cutoff date, on the first four participants in the Phase 1/2 clinical trial, each of whom had been followed for at least 12 weeks and received a single administration of SPK-8011 at an initial dose of 5 x 1011 or 1 x 1012 vector genomes (vg)/kg body weight. The annualized bleeding rate for the four trial participants had been reduced by 100% and the annualized infusion rate had been reduced by approximately 98%.  No participants developed factor IX inhibitors and no SAEs or thromboembolic events have been reported.
We have several product candidates in various stages of preclinical development. The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. We have several preclinical programs targeting other IRDs. We are developing other liver-directed gene therapies, including SPK-GAA for Pompe disease, an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen in cells. We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $505.9 million as of December 31, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. For the years ended December 31, 2016 and 2017, we incurred $86.4 million and $135.2 million of research and development expenses, respectively, and $48.1 million and $111.1 million of general and administrative expenses, respectively.
We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, hire additional personnel and initiate commercialization of approved products, including LUXTURNA. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of any commercial products, we may not become profitable. If we fail to become profitable, or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Through December 31, 2017, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $858.2 million.

•
On February 4, 2015, we completed our initial public offering, or IPO, of 8,050,000 shares of common stock, inclusive of 1,050,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $23.00 per share. The aggregate net proceeds received by us were $168.9 million, net of underwriting discounts and commissions and offering expenses.

•
On December 28, 2015, we closed a follow-on offering of 2,266,995 shares of common stock at a price to the public of $47.00 per share with net proceeds received by us of $99.4 million, net of underwriting discounts and commissions and offering expenses.

•
On June 20, 2016, we closed a follow-on offering of 3,025,000 shares of common stock at a price to the public of $45.00 per share with net proceeds received by us of $127.6 million, net of underwriting discounts and commissions and offering expenses.

•
On August 9, 2017, we closed a follow-on offering of 5,296,053 shares of common stock at a price to the public of $76.00 per share with net proceeds received by us of $379.9 million, net of underwriting discounts and commissions and offering expenses.

Financial operations overview
Revenue
To date, we have not generated any revenues from product sales. Our revenues have been derived from collaboration agreements.
In March 2014, we entered into a development and manufacturing agreement with Genable Technologies Ltd, or Genable, in which we were the exclusive manufacturer and provided development advice and expertise in the ongoing development of Genable’s lead therapeutic product candidate, RhoNova, to treat rhodopsin-linked autosomal dominant retinitis pigmentosa, or RP, or RHO-adRP. RHO-adRP is an IRD that is a genetic subtype of RP that results in severe vision loss and often blindness. Under the agreement, we granted Genable a license to certain AAV vector manufacturing patents. During the year ended December 31, 2015, we recognized $0.9 million of revenue from Genable. In March 2016, we acquired Genable. See Note 6 in our Notes to Consolidated Financial Statements for more information.

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
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. In November 2017, we amended our global collaboration agreement with Pfizer. Under the terms of this amendment, we received a $10.0 million payment upon execution and are eligible to receive an additional $15.0 million. During the years ended December 31, 2015, 2016 and 2017, we recognized $20.2 million, $20.2 million and $12.1 million of revenue, respectively, from this agreement and, as of December 31, 2017, there was $12.0 million of current deferred revenue included on our consolidated balance sheet.
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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	proposed regulatory submissions and certain pre-launch activities for LUXTURNA through our approval date in December 2017;

•	expanding our medical affairs group;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates, which are in development in collaboration with Pfizer;

•	the Phase 1/2 clinical trials for SPK-CHM and SPK-8011;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.
A change in the outcome of any of these variables could mean a significant change in the expenses and timing associated with the development of any product candidate.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses, for our employees in executive, operational, finance, legal, business development, commercial and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for directors, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents.
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the commercialization of our approved products. We also anticipate increases in expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. With the approval of our first product, LUXTURNA, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to sales and marketing.
Income taxes
From inception through May 1, 2014, we were a limited liability company for federal and state tax purposes and, therefore, all items of income or loss through May 1, 2014 flowed through to the members of the limited liability company. Effective May 2, 2014, we converted from a limited liability company to a C corporation for federal and state income tax purposes. Accordingly, prior to the conversion to the C corporation, we did not record deferred tax assets or liabilities or have any net operating loss carryforwards. At December 31, 2016 and 2017, we concluded that a full valuation allowance is necessary for our deferred tax assets.
Critical accounting policies and significant judgments and estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition
Our recognized revenues to date are primarily from our Pfizer agreement. We account for revenue arrangements that contain multiple deliverables in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, Revenue Recognition: Multiple-Element Arrangements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

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
We will account for milestones related to research and development activities under collaboration agreements in accordance with FASB ASC Topic 605-28, Revenue Recognition: Milestone Method. FASB ASC Topic 605-28 allows for the recognition of consideration which is contingent on the achievement of a substantive milestone, in its entirety, in the period the milestone is achieved. A milestone is considered to be substantive if all of the following criteria are met: the milestone is commensurate with either (1) the performance required to achieve the milestone or (2) the enhancement of the value of the delivered items resulting from the performance required to achieve the milestone; the milestone relates solely to past performance; and the milestone payment is reasonable relative to all of the deliverables and payment terms within the agreement.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on our consolidated balance sheet. Amounts expected to be recognized as revenue in the next twelve months following the balance sheet date are classified as current liabilities.
Research and development costs and expenses
Research and development costs are expensed as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We determine accrual estimates based on estimates of the services received and efforts expended that take into account discussion with applicable personnel and service providers as to the progress or state of completion of trials. Our clinical trial accrued and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts we actually incur, our understanding of the status and timing of services or relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. When contracts for outside research or testing require advance payment, they are recorded on the consolidated balance sheet as prepaid items and expensed when the service is provided or reaches a specific milestone outlined in the contract.
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
Stock-based compensation
We issue stock-based awards to employees and non-employees, generally in the form of stock options. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be remeasured at fair value as the award vests.
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
As a privately held company prior to January 2015 with a limited operating history, we used comparable public companies to estimate our expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to ours including technology, enterprise value, risk profile, position within the industry and with historical price information sufficient to meet the expected life of our stock-based awards. We intend to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available. The expected term is based on the simplified method provided by SEC guidance. We use the simplified method as prescribed by SEC Staff Accounting Bulletin, or SAB, No. 107, Stock-based Payment, to calculate the expected term of stock option grants to employees, as we do not have sufficient history to provide a reasonable basis upon which to make an estimate. The risk-free interest rate is based on the U.S. Treasury yield curve with a remaining term equal to the expected life assumed at grant. We utilize a dividend yield of zero, based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
We historically have granted restricted stock and stock options at exercise prices not less than the fair value of our common stock. As there was no public market for our common stock prior to January 2015, the estimated fair value of our common stock had been determined contemporaneously by our board of directors utilizing independent third-party valuations prepared in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation.
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
Revenues
In the year ended December 31, 2015, we recognized $22.1 million of revenue, of which $20.2 million was associated with our Pfizer agreement, and included a $15.0 million milestone payment. The other revenue we recognized was $1.0 million of a non-refundable payment after we concluded discussions on a potential agreement with a pharmaceutical company and $0.9 million in revenue associated with our Genable agreement. In the year ended December 31, 2016, we recognized $20.2 million in revenue, all of which was associated with our Pfizer agreement, including a $15.0 million milestone payment.
Research and development expenses
Our research and development expenses for the year ended December 31, 2015 were $46.0 million and for the year ended December 31, 2016 were $86.4 million. The $40.4 million increase was due to a $30.1 million increase in internal research and development expenses, due to increased effort and headcount in research, technical operations and manufacturing, medical affairs, diagnostics, quality assurance and quality control and an increase of $10.3 million in external research and development expenses, primarily from an increase of $5.6 million in expenses related to LUXTURNA and $6.3 million related to our other product candidates, offset by a decrease of $1.6 million associated with our SPK-CHM and SPK-FIX programs.
The following table summarizes our research and development expenses by product candidate or program for the years ended December 31, 2015 and 2016:

	Year ended December 31,
	2015	2016
	(in thousands)
External research and development expenses:
LUXTURNA	$5,096	$10,703
SPK-CHM	2,162	1,328
SPK-FIX	2,513	1,692
Other product candidates	4,286	10,584
Total external research and development expenses	14,057	24,307
Total internal research and development expenses	31,973	62,073
Total research and development expenses	$46,030	$86,380
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.
Acquired in-process research and development expense
Our acquired in-process research and development expense for the year ended December 31, 2015 was zero. Our acquired in-process research and development expense for the year ended December 31, 2016 was $11.1 million. This amount represents payments related to a license agreement and a portion of stock purchase, entered into with Selecta Biosciences, Inc., or Selecta, that provides us with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles, or SVP™, platform technology for co-administration with gene therapy targets. We recognized this amount as acquired-in-process research and development because additional research and development efforts and marketing approval are required in order to commercialize the licensed technology.
General and administrative expenses
Our general and administrative expenses for the year ended December 31, 2015 were $23.4 million and for the year ended December 31, 2016 were $48.1 million. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs and other professional fees. The $24.7 million increase was due to an increase of $15.2 million in salaries and related costs, including stock-based compensation, due to increased headcount, and an increase of $9.5 million in launch preparation activities for LUXTURNA, legal and patent expenses, professional fees and other operating costs.
Comparison of the years ended December 31, 2016 and 2017

	Year ended December 31,
	2016	2017
	(in thousands)

Revenues	$20,183	$12,066
Operating expenses:
Research and development	86,380	135,160
Acquired in-process research and development	11,132	8,604
Impairment of acquired in-process research and development	—	15,696
General and administrative	48,070	111,124
Total operating expenses	145,582	270,584
Loss from operations	(125,399)	(258,518)
Interest income, net	1,747	4,073
Loss before income taxes	(123,652)	(254,445)
Income tax benefit	—	963
Net loss	$(123,652)	$(253,482)
Revenues
In the year ended December 31, 2016, we recognized $20.2 million of revenue, all of which was associated with our Pfizer agreement, including a $15.0 million milestone payment. In the year ended December 31, 2017, we recognized $12.1 million in revenue, all of which was associated with our Pfizer agreement.
Research and development expenses
Our research and development expenses for the year ended December 31, 2016 were $86.4 million and for the year ended December 31, 2017 were $135.2 million. The $48.8 million increase was due to a $40.4 million increase in internal research and development expenses, due to increased effort and headcount in research, technical operations and manufacturing, diagnostics, quality assurance and quality control and an increase of $8.4 million in external research and development expenses. The increase in external research and development was primarily from an increase of $4.4 million in expenses related to our SPK-FVIII program, $1.9 million in our SPK-CHM and SPK-FIX programs, $1.5 million related to our other programs in preclinical development and a $0.6 million increase in expenses related to LUXTURNA.

The following table summarizes our research and development expenses by product candidate or program for the years ended December 31, 2016 and 2017:

	Year ended December 31,
	2016	2017
	(in thousands)
External research and development expenses:
LUXTURNA	$10,703	$11,258
SPK-CHM	1,328	2,240
SPK-FIX	1,692	2,731
SPK-FVIII	3,268	7,694
Other product candidates	7,316	8,784
Total external research and development expenses	24,307	32,707
Total internal research and development expenses	62,073	102,453
Total research and development expenses	$86,380	$135,160
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.
Acquired in-process research and development expense
We recognize acquired-in-process research and development expense for licensed technologies because of the additional research and development efforts and marketing approval required for commercialization. Our acquired in-process research and development expense for the year ended December 31, 2016 was $11.1 million. Our acquired in-process research and development expense for the year ended December 31, 2017 was $8.6 million. This amount includes $6.9 million of expense related to payments made in connection with a license agreement entered into with Selecta that provides us with exclusive worldwide rights to Selecta’s proprietary SVP platform technology for co-administration with gene therapy targets.
Impairment of acquired in-process research and development expense
During the year ended December 31, 2017, it was determined that we would no longer pursue product candidates utilizing the technology acquired from Genable in March 2016 and, accordingly, we recorded a non-cash impairment charge of $15.7 million.  Additionally, we recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the acquired in-process research and development during the year ended December 31, 2017.
General and administrative expenses
Our general and administrative expenses for the year ended December 31, 2016 were $48.1 million and for the year ended December 31, 2017 were $111.1 million. General and administrative expenses consisted primarily of salaries and related costs, including stock-based compensation, legal and patent costs, professional fees and other operating costs. The $63.0 million increase primarily was due to an increase of $27.8 million in salaries and related costs, including stock-based compensation, due to increased headcount, an increase of $11.9 million in launch preparation activities for LUXTURNA and $14.7 million in legal and patent expenses, professional fees and other operating costs. It also includes an increase in facility-related costs of $8.6 million, primarily driven by $6.9 million of expense related to an early termination of one of our leases that was amended in November 2017.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Year ended December 31,
	2015	2016	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(47,478)	$(80,442)	$(154,536)
Investing activities	(4,522)	(285,520)	(207,732)
Financing activities	270,964	131,367	400,274
Effect of exchange rate changes on cash and cash equivalents	—	(12)	(181)
Net increase (decrease) in cash and cash equivalents	$218,964	$(234,607)	$37,825
Net cash used in operating activities
The net cash used in operating activities was $47.5 million for the year ended December 31, 2015, and consisted of a net loss of $47.1 million adjusted for non-cash items, including depreciation and amortization expense of $1.7 million, stock-based compensation expense of $13.6 million, non-cash rent expense of $0.2 million and a net change in operating assets and liabilities of $15.8 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $6.6 million, of which $5.2 million is related to our Pfizer agreement, $1.0 million is related to the non-refundable payment received for engaging in due diligence with a potential manufacturing technology partner and $0.4 million is related to our Genable agreement, and an increase of $9.1 million in accounts payable and accrued expenses and an increase of $16.7 million in other receivables, primarily due to the $15.0 million milestone earned from Pfizer in December 2015.
The net cash used in operating activities was $80.4 million for the year ended December 31, 2016, and consisted of a net loss of $123.7 million adjusted for non-cash items, including depreciation and amortization expense of $3.6 million, acquired in-process research and development of $11.1 million, stock-based compensation expense of $24.5 million, non-cash rent income of $0.5 million and a net change in operating assets and liabilities of $4.3 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $5.2 million, all of which is related to our Pfizer agreement, and an increase of $10.0 million in accounts payable and accrued expenses mainly due to an increase in accruals related to bonus and other related salary accruals as a result of increased headcount. and an increase of $0.5 million in prepaid expenses and other assets and other receivables.
Net cash used in operating activities was $154.5 million for the year ended December 31, 2017, and consisted of a net loss of $253.5 million adjusted for non-cash items and other adjustments, including a $15.7 million impairment charge on our acquired in-process research and development associated with our Genable acquisition in March 2016 and a non-cash income tax benefit for the reversal of the deferred tax liability associated with the impairment of $1.0 million. Other adjustments include an $8.6 million charge for acquired in-process research and development, which included additional payments and equity investments related to our collaboration agreement with Selecta, depreciation and amortization expense of $4.9 million, stock-based compensation expense of $41.4 million and non-cash rent expense of $0.5 million. Net cash used in operating activities also included a net change in operating assets and liabilities of $30.1 million. The significant items in the change in operating assets include a decrease in other receivables of $8.9 million, primarily driven by a $15.0 million payment received on our Pfizer receivable, and an increase of $3.2 million in prepaid expenses and other assets as a result of prepayments related to preclinical and clinical expenses. The significant items in the change in operating liabilities include an increase in accounts payable and accrued expenses of $13.0 million, mainly due to an increase in accruals related to bonus and other related salary accruals as a result of increased headcount. The change in operating liabilities also includes an increase in deferred rent of $1.6 million related to tenant improvement allowances, an increase in deferred revenue of $2.9 million due to an amendment to our Pfizer agreement executed in November 2017, and an increase in other liabilities of $6.8 million due to a lease termination liability related to the November 2017 amendment to one of our leases.
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
Net cash used in investing activities for the year ended December 31, 2017 was $207.7 million, consisting of net purchases of marketable securities of $189.9 million, purchases of property and equipment of $9.6 million and payments related to our license agreements of $8.2 million.
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
Net cash provided by financing activities for the year ended December 31, 2017 was $400.3 million, which consisted of $379.9 million of net proceeds from our follow-on public offering in August 2017, $20.7 million from the exercise of stock options and $0.6 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $0.7 million for our repurchase of stock for tax withholding obligations on restricted stock that vested during 2017 and $0.3 million in payments of long-term debt.

Funding requirements
We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we prepare for commercialization of LUXTURNA, continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates.
The expected use of our cash, cash equivalents and marketable securities of $540.2 million as of December 31, 2017 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, commercialization of approved products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and marketable securities.
Based on our planned use of our cash and cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to commercialize LUXTURNA, complete our Phase 1/2 trials for SPK-7001, SPK-9001 and SPK-8011, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2021. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaboration with Pfizer. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$95,591	$5,520	$14,975	$16,199	$58,897
Long-term debt obligations	1,224	312	655	257	—
Total (2)	$96,815	$5,832	$15,630	$16,456	$58,897

(1)	Operating lease obligations reflect our obligation to make payments in connection with leases for our corporate headquarters and our office in Waltham, Massachusetts.

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
Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.

In May 2014, the FASB issued a new standard regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. The new standard provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The allowable adoption methods are the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We will adopt this guidance using the modified retrospective method and the adoption will have no cumulative adjustment to our consolidated financial statements as it relates to the Pfizer collaboration agreement discussed in note 14 in the notes to consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income (OCI). Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective beginning the first quarter of 2018. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents and marketable securities, including our investment in Selecta, of $540.2 million, primarily invested in U.S. government agency and corporate securities, cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2017, the net fair value of our marketable securities would have resulted in a hypothetical decline of approximately $2.9 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-26 of this Annual Report of Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.
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
        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017 based on those criteria.
        Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017. Their report appears on page F-2 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The consolidated financial statements listed in the Index to the Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K.

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or because the information is otherwise included in our consolidated financial statements or notes thereto.

The following is a list of the Company's Exhibits:

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36819	2/6/2015	3.1

3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36819	2/6/2015	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-201318	1/20/2015	4.1

4.2	Investors’ Rights Agreement dated as of May 23, 2014	S-1	333-201318	12/30/2014	4.2

10.1+	2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.1

10.2+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.2

10.3+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.3

10.4+	Form of Restricted Stock Agreement under 2014 Stock Incentive	S-1	333-201318	12/30/2014	10.4

10.5+	2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.5

10.6+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.6

10.7+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.7

10.8+	2015 Employee Stock Purchase Plan	S-1/A	333-201318	1/20/2015	10.8

10.9†	License Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia, as amended	S-1	333-201318	12/30/2014	10.8

10.10†	Technology Assignment Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.9

10.11†	Master Research Services Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.10

10.12†	Services Agreement dated December 26, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.11

10.13†	License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation, as amended	S-1	333-201318	12/30/2014	10.12

10.14†	Patent License Agreement dated October 14, 2013 between the Registrant and The Trustees of the University of Pennsylvania	S-1	333-201318	12/30/2014	10.13

10.15†	License Agreement dated December 6, 2014 between the Registrant and Pfizer Inc.	S-1	333-201318	12/30/2014	10.18

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.16†	Lease Agreement, dated as of March 31, 2014, between the Registrant and Wexford-UCSC 3737, LLC	S-1	333-201318	12/30/2104	10.19

10.17+	Common Share Membership Agreement between the Registrant and Katherine A. High	S-1	333-201318	12/30/2014	10.21

10.18+	Employment Agreement between the Registrant and Jeffrey D. Marrazzo	S-1/A	333-201318	1/20/2015	10.21

10.19+	Form of Indemnification Agreement between the Registrant and each of the executive officers and directors	S-1/A	333-201318	1/20/2015	10.26

10.20†	Amendment No. 2, dated March 23, 2015 to License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation, as amended	10-Q	001-36819	5/11/2015	10.1

10.21	Amendment No.1 dated August 5, 2015 to the Services Agreement dated December 26, 2013 between the Registrant and the Children's Hospital of Philadelphia	10-Q	001-36819	11/6/2015	10.1

10.22†	Amendment No.4 dated October 8, 2015 to the License Agreement dated October 14, 2013 between the Registrant and the Children's Hospital of Philadelphia	10-Q	001-36819	11/6/2015	10.2

10.23†	License Agreement dated November 23, 2015 between the Registrant and the The Children's Hospital of Philadelphia	8-K	001-36819	11/23/2015	99.1

10.24†	Amended and Restated Patent License Agreement dated December 31, 2015, between the Registrant and The Trustees of the University of Pennsylvania	10-K	001-36819	3/14/2016	10.31

10.25+	Amendment, dated January 5, 2016 to the Employment Agreement between the Registrant and Jeffrey D. Marrazzo	10-K	001-36819	3/14/2016	10.32

10.26†	Amendment No. 3, dated January 6, 2016 to License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation	10-K	001-36819	3/14/2016	10.33

10.27†	Amendment No. 1, dated March 10, 2016 to Master Research Services Agreement dated October 14, 2013 between the Registrant and The Children's Hospital of Philadelphia	10-K	001-36819	3/14/2016	10.34

10.28	Lease Agreement, dated as of February 1, 2016, between the Registrant and Wexford-UCSC II, LP	10-K	001-36819	3/14/2016	10.35

10.29†	Amendment dated March 10, 2016, to the License Agreement dated November 23, 2015 between the Registrant and The Children's Hospital of Philadelphia	10-K	001-36819	3/14/2016	10.36

10.30†	Amendment No. 1, dated June 9, 2016, to the License Agreement dated December 6, 2014 between the Registrant and Pfizer	10-Q	001-36819	8/10/2016	10.1

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.31+	Form of Employment Agreement for Executive Officer	10-Q	001-36819	8/10/2016	10.2

10.32†	License and Option Agreement, dated December 2, 2016 between the Registrant and Selecta Biosciences, Inc.	10-K	001-36819	2/28/2017	10.32

10.33†	Letter Agreement, dated June 6, 2017, amending the License and Option Agreement dated December 2, 2016 between the Registrant and Selecta Biosciences, Inc.	10-Q	001-36819	8/2/2017	10.1

10.34	Lease Agreement, dated as of November 20, 2017, between the Registrant and Brandywine 3025 Market, LP					X

10.35††	Amendment No. 2, dated November 6, 2017, to the License Agreement dated December 6, 2014 between the Registrant and Pfizer					X

10.36††	Supply Agreement, dated January 24, 2018, between the Registrant and Novartis Pharma AG					X

10.37††	License and Commercialization Agreement dated January 24, 2018 between the Registrant and Novartis Pharma AG					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Annual Report on Form10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2017, (ii) Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2015, 2016 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, December 31, 2016 and December 31, 2017 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2016 and 2017 and (v) Notes to Audited Consolidated Financial Statements.
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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Spark Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Spark Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

We have served as the Company's auditor since 2014.
Philadelphia, Pennsylvania
February 27, 2018

Spark Therapeutics, Inc.
Consolidated balance sheets

	December 31, 2016	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$58,923,097	$96,748,444
Marketable securities	237,242,655	423,418,752
Other receivables	16,780,917	7,905,653
Prepaid expenses	1,647,008	5,092,877
Total current assets	314,593,677	533,165,726
Marketable securities	21,900,129	20,035,553
Property and equipment, net	19,794,306	61,712,793
Acquired in-process research and development	15,490,000	—
Goodwill	1,160,104	1,254,005
Other assets	924,579	628,235
Total assets	$373,862,795	$616,796,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,928,737	$14,182,804
Accrued expenses	13,826,920	24,697,225
Current portion of long-term debt	302,013	311,976
Current portion of deferred rent	771,196	968,534
Current portion of deferred revenue	5,168,674	11,968,915
Current other liabilities	—	1,557,062
Total current liabilities	29,997,540	53,686,516
Long-term debt	1,224,003	912,027
Long-term deferred rent	7,498,419	8,317,952
Long-term deferred revenue	3,865,885	—
Deferred tax liability	1,000,235	—
Other liabilities	—	40,255,605
Total liabilities	43,586,082	103,172,100
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 30,873,430 shares issued and 30,864,224 shares outstanding as of December 31, 2016; 37,131,626 shares issued and 37,111,404 shares outstanding as of December 31, 2017	30,874	37,132
Additional paid-in capital	583,973,682	1,026,589,507
Accumulated other comprehensive loss	(794,296)	(5,913,595)
Treasury stock, at cost, 9,206 shares as of December 31, 2016 and 20,222 shares as of December 31, 2017	(552,636)	(1,225,949)
Accumulated deficit	(252,380,911)	(505,862,883)
Total stockholders’ equity	330,276,713	513,624,212
Total liabilities and stockholders’ equity	$373,862,795	$616,796,312

See accompanying notes to consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)

	For the Year Ended December 31,
	2015	2016	2017
Revenues	$22,063,674	$20,182,835	$12,065,644
Operating expenses:
Research and development	46,029,314	86,379,405	135,160,047
Acquired in-process research and development	—	11,132,146	8,604,258
Impairment of in-process research and development	—	—	15,696,017
General and administrative	23,352,171	48,070,317	111,123,247
Total operating expenses	69,381,485	145,581,868	270,583,569
Loss from operations	(47,317,811)	(125,399,033)	(258,517,925)
Interest income, net	192,033	1,746,506	4,072,912
Loss before income taxes	(47,125,778)	(123,652,527)	(254,445,013)
Income tax benefit	—	—	963,041
Net loss	(47,125,778)	(123,652,527)	(253,481,972)
Preferred stock dividends	(634,794)	—	—
Net loss applicable to common stockholders	$(47,760,572)	$(123,652,527)	$(253,481,972)
Basic and diluted net loss per common share	$(2.10)	$(4.29)	$(7.63)
Weighted average basic and diluted common shares outstanding	22,710,105	28,804,133	33,242,072

Net loss	$(47,125,778)	$(123,652,527)	$(253,481,972)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	(801,717)	(5,162,259)
Foreign exchange translation adjustment	—	7,421	42,960
Total comprehensive loss	$(47,125,778)	$(124,446,823)	$(258,601,271)

See accompanying notes to consolidated financial statements.
Spark Therapeutics, Inc.
Statement of stockholders’ equity
For the year ended December 31, 2015

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock in treasury		Common stock		Additional paid-in capital	Accumulated deficit		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	5,000,000	$10,000,000	45,186,334	$72,437,203	—	$—	6,290,317	$6,290	$54,364,833	$(81,602,606)		$55,205,720
Conversion of Series A preferred stock and dividends to common stock upon initial public offering	(5,000,000)	(10,000,000)	—	—	—	—	1,016,219	1,016	9,998,984	—	—	—
Conversion of Series B preferred stock and dividends to common stock upon initial public offering	—	—	(45,186,334)	(72,437,203)	—	—	9,183,831	9,184	72,428,019	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	10,316,995	10,317	268,311,626	—	—	268,321,943
Issuance of common stock for services	—	—	—	—	—	—	3,556	4	193,905	—	—	193,909
Issuance of restricted stock	—	—	—	—	—	—	49,750	50	(50)	—	—	—
Purchase of common stock in treasury	—	—	—	—	9,206	(552,636)	—	—	—	—	—	(552,636)
Exercise of stock options	—	—	—	—	—	—	221,825	222	1,115,821	—	—	1,116,043
Stock-based compensation expense	—	—	—	—	—	—	—	—	13,378,594	—	—	13,378,594
Net loss	—	—	—	—	—	—	—	—	—	(47,125,778)		(47,125,778)
Balance. December 31, 2015	—	$—	—	$—	9,206	$(552,636)	27,082,493	$27,083	$419,791,732	$(128,728,384)		$290,537,795

See accompanying notes to consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity
For the years ended December 31, 2016 and 2017

	Common stock in treasury		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2015	9,206	$(552,636)	27,082,493	$27,083	$419,791,732	$—	$(128,728,384)	$290,537,795
Issuance of common stock, net of issuance costs	—	—	3,025,000	3,025	127,563,039	—	—	127,566,064
Issuance of restricted stock, not vested	—	—	40,000	40	(40)	—	—	—
Restricted stock canceled	—	—	(2,213)	(2)	2	—	—	—
Purchase of common stock under ESPP	—	—	8,012	8	339,861	—	—	339,869
Issuance of stock for acquisition	—	—	265,000	265	9,150,185	—	—	9,150,450
Exercise of stock options	—	—	455,138	455	2,591,467	—	—	2,591,922
Unrealized loss on investments	—	—	—	—	—	(801,717)	—	(801,717)
Unrealized gain on foreign currency translation		—	—	—	—	7,421	—	7,421
Stock-based compensation expense	—	—	—	—	24,537,436	—	—	24,537,436
Net loss	—	—	—	—	—	—	(123,652,527)	(123,652,527)
Balance, December 31, 2016	9,206	$(552,636)	30,873,430	$30,874	$583,973,682	$(794,296)	$(252,380,911)	$330,276,713
Issuance of common stock, net of issuance costs	—	—	5,296,053	5,296	379,864,789	—	—	379,870,085
Issuance of restricted stock	—	—	1,193	1	(1)	—	—	—
Restricted stock canceled	—	—	(4,107)	(4)	4	—	—	—
Purchase of common stock in treasury	11,016	(673,313)	—	—	—	—	—	(673,313)
Purchase of common stock under ESPP	—	—	11,804	12	645,903	—	—	645,915
Exercise of stock options	—	—	953,253	953	20,732,487	—	—	20,733,440
Unrealized loss on investments	—	—	—	—	—	(5,162,259)	—	(5,162,259)
Unrealized gain on foreign currency translation	—	—	—	—	—	42,960	—	42,960
Stock-based compensation expense	—	—	—	—	41,372,643	—	—	41,372,643
Net loss	—	—	—	—	—	—	(253,481,972)	(253,481,972)
Balance, December 31, 2017	20,222	$(1,225,949)	37,131,626	$37,132	$1,026,589,507	$(5,913,595)	$(505,862,883)	$513,624,212

See accompanying notes to consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows

	For the Year ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net loss	$(47,125,778)	$(123,652,527)	$(253,481,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash rent expense	181,979	(530,853)	(531,133)
Depreciation and amortization expense	1,732,983	3,634,349	4,860,428
Loss on disposal of property and equipment	—	101,490	32,176
Acquired in-process research and development	—	11,132,146	8,604,258
Stock-based compensation expense	13,572,503	24,537,436	41,372,643
Impairment of acquired in-process research and development	—	—	15,696,017
Non-cash income tax benefit	—	—	(1,013,539)
Non-cash interest income	—	—	(126,782)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,627,602)	(264,230)	(3,157,214)
Other receivables	(16,700,175)	(234,803)	8,856,911
Accounts payable and accrued expenses	9,052,260	10,018,084	12,981,007
Deferred rent	—	—	1,610,115
Deferred revenue	(6,564,397)	(5,182,835)	2,934,356
Other liabilities	—	—	6,826,833
Net cash used in operating activities	(47,478,227)	(80,441,743)	(154,535,896)
Cash flows from investing activities:
Purchase of acquired in-process research and development	—	(11,132,146)	(8,217,474)
Payment for acquisition, net of cash acquired	—	(5,911,243)	—
Purchase of marketable securities	—	(279,944,501)	(441,485,816)
Proceeds from maturities of marketable securities	—	20,000,000	251,625,252
Purchases of property and equipment	(4,521,769)	(8,532,397)	(9,653,710)
Net cash used in investing activities	(4,521,769)	(285,520,287)	(207,731,748)
Cash flows from financing activities:
Proceeds from exercise of options	1,116,043	2,591,922	20,733,440
Purchase of treasury stock	(552,636)	—	(673,313)
Proceeds from public offerings of common stock, net	270,400,216	126,908,733	379,870,085
Proceeds from issuance of common stock under ESPP	—	339,869	645,915
Proceeds from long-term debt	—	1,550,610	—
Payments on long-term debt	—	(24,594)	(302,013)
Net cash provided by financing activities	270,963,623	131,366,540	400,274,114
Effect of exchange rate changes on cash and cash equivalents	—	(12,003)	(181,123)
Net increase (decrease) in cash and cash equivalents	218,963,627	(234,607,493)	37,825,347
Cash and cash equivalents, beginning of year	74,566,963	293,530,590	58,923,097
Cash and cash equivalents, end of year	$293,530,590	$58,923,097	$96,748,444

See accompanying notes to the consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows

	For the Year ended December 31,
	2015	2016	2017
Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$657,331	$—	$—
Property and equipment purchases included in accounts payable and accrued expenses	$2,683,487	$681,790	$2,788,665
One Drexel Plaza lease cost included in other liabilities	$—	$—	$34,985,836

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

In December 2017, the U.S. Food and Drug Administration, or FDA, approved LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy and viable retinal cells.

(a) Public Offerings
On February 4, 2015, the Company closed its initial public offering, or IPO, having sold 8,050,000 shares of common stock at an IPO price of $23.00 per share, for aggregate gross proceeds of $185.2 million. The Company received net proceeds from the IPO of $168.9 million, after deducting underwriting discounts and commissions and other offering costs. As part of the IPO, all of the outstanding shares of preferred stock, including shares of preferred stock issued as accrued dividends, were converted into an aggregate of 10,200,050 shares of common stock.
On December 28, 2015, the Company completed its follow-on public offering, having sold 2,266,995 shares of common stock at a offering price of $47.00 per shares, for aggregate gross proceeds of $106.5 million. The Company received net proceeds from the public offering of $99.4 million, after deducting underwriting discounts and commissions and other offering costs.
On June 20, 2016, the Company completed a follow-on public offering, having sold 3,025,000 shares of common stock at an offering price of $45.00 per share, for aggregate gross proceeds of $136.1 million. The Company received net proceeds from the public offering of $127.6 million, after deducting underwriting discounts and commissions and other offering costs.
On August 9, 2017, the Company completed a follow-on public offering, having sold 5,296,053 shares of common stock at an offering price of $76.00 per share, for aggregate gross proceeds of $402.5 million. The Company received net proceeds from the public offering of $379.9 million, after deducting underwriting discounts and commissions and other offering costs.

(2) Development-stage risks
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $505.9 million at December 31, 2017. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of LUXTURNA and its other product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its other product candidates.
The Company’s future operations are highly dependent on a combination of factors, including: (i) the success of its research and development; (ii) regulatory approval and market acceptance of LUXTURNA and the Company’s proposed future products; (iii) the timely and successful completion of additional financing; and (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies.

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

(b) Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Spark Therapeutics, Inc., Spark Therapeutics Ireland Limited, Spark Therapeutics UK Limited, Spark Therapeutics Argentina Limited, Spark Therapeutics Switzerland Limited, Spark Therapeutics Germany Limited and Spark Therapeutics France Limited. All intercompany balances and transactions have been eliminated in consolidation.

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

(d) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2016 and 2017 consisted primarily of money market funds.

(e) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. At December 31, 2017, the balance in the Company’s accumulated other comprehensive loss included activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the year ended December 31, 2017 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 14), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value.

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

(g) Acquired in-process research and development and goodwill
The acquired in-process research and development (IPR&D) asset was an indefinite-lived intangible asset and was assessed for impairment annually or more frequently if impairment indicators existed. During the year ended December 31, 2017, the Company determined that it would no longer pursue product candidates utilizing the technology acquired from Genable Technologies, Ltd. (Genable) in March 2016 and, accordingly, recorded an impairment charge of $15.7 million within its consolidated statement of operations.  Additionally, the Company recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the IPR&D during the year ended December 31, 2017.
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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

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
The Company performs its annual goodwill impairment test as of October 1st. The Company performed a qualitative assessment in 2017 and determined that there was no impairment to goodwill for the year ended December 31, 2017.

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

(i) Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and net operating losses used and is reflected in the consolidated financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2016 and 2017, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets.

(j) Revenue recognition
The Company has generated revenue solely through license and collaborative agreements. The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

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

(k) Stock-based compensation and fair value of stock
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statement of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.
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
The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock units to non-employees are adjusted through stock-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed over the vesting period.
The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of substantial Company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the consolidated financial statements is based on actual awards forfeited.
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

(l) Net loss per common share
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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2015, 2016 and 2017 as they would be anti-dilutive:

	December 31,
	2015	2016	2017
Unvested restricted common shares	373,655	251,809	798,501
Options issued and outstanding	3,071,372	4,181,993	3,522,874
Amounts in the table above reflect the common stock equivalents of the noted instruments.

(m) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of December 31, 2016 and 2017 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

(n) Other comprehensive loss
The Company follows the provisions of FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company recorded gains and losses related to changes in available-for-sale securities and foreign currency translation.

The accumulated balances related to each component of other comprehensive loss are summarized as follows:

	Net unrealized losses on available for sale securities	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2016	$(801,717)	$7,421	$(794,296)
Current period other comprehensive income (loss)	(5,162,259)	42,960	(5,119,299)
Balance as of December 31, 2017	$(5,963,976)	$50,381	$(5,913,595)

(o) Recent accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on the Company's consolidated financial statements.

In May 2014, the FASB issued a new standard regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. The new standard provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The allowable adoption methods are the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the

Spark Therapeutics, Inc.
Notes to consolidated financial statements

period of adoption. The Company will adopt this guidance using the modified retrospective method and the adoption will have no cumulative adjustment to its consolidated financial statements as it relates to the Pfizer Inc. (Pfizer) collaboration agreement discussed in note 14.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income (OCI). Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective beginning the first quarter of 2018. The Company currently is evaluating the impact of the updated guidance on the Company's consolidated financial statements.

(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2016 and 2017:

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016
U.S. government agency	$133,690,267	$10,907	$(85,714)	$133,615,460
Corporate securities	$126,253,903	$—	$(726,579)	$125,527,324
December 31, 2017
U.S. government agency	$222,179,753	$—	$(640,341)	$221,539,412
Corporate securities	$227,237,638	$—	$(5,322,745)	$221,914,893
No available-for-sale securities held as of December 31, 2017 had remaining maturities greater than two years.

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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2016:
Assets:
Money market funds (included in cash and cash equivalents)	$53,452,424	—	—
Corporate securities (included in cash and cash equivalents)	$5,029,838	—	—
Marketable securities - U.S. government agencies	$133,615,460	—	—
Marketable securities - corporate securities	$122,144,692	$3,382,632	—
As of December 31, 2017:
Assets:
Money market funds (included in cash and cash equivalents)	$90,347,897	—	—
Corporate securities (included in cash and cash equivalents)	$5,548,478	—	—
Marketable securities - U.S. government agencies	$221,539,412	—	—
Marketable securities - corporate securities	$220,020,150	$1,894,743	—
(6) Business acquisition of Genable and impairment of acquired in-process research and development
On March 7, 2016, the Company acquired Genable, an Ireland-based private gene therapy company with which the Company had collaborated since 2014 in the development of Genable's therapeutic program targeting a genetic inherited retinal disease (IRD). With the acquisition, the Company acquired RhoNova™, a potential gene therapy targeting rhodopsin-linked autosomal dominant retinitis pigmentosa (RHO-adRP), an IRD that routinely leads to visual impairment and in the most severe cases to blindness. The consideration paid by the Company to Genable shareholders consisted of $6.1 million in cash and 265,000 shares of the Company's common stock with a fair value of $9.2 million, for total consideration of $15.3 million. In connection with the acquistion, a receivable due from Genable also was settled on the date of acquisition for $0.5 million. The Company incurred acquisition-related costs of approximately $0.3 million, which are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

The Company accounted for the acquisition as a business combination under the acquisition method of accounting. The Company allocated the purchase price for the purchase of Genable based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition.

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
Acquired in-process research and development and related impairment
The Company’s allocation of purchase price to acquired IPR&D was $15.5 million. The estimated fair value of the IPR&D was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for the asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of the asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset cash flow stream as well as other factors.
During the year ended December 31, 2017, the Company determined that it would no longer pursue product candidates utilizing the technology acquired from Genable in March 2016 and, accordingly, recorded an impairment charge of $15.7 million within its consolidated statement of operations.  Additionally, the Company recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the IPR&D during the year ended December 31, 2017.

(7) Property and equipment, net
Property and equipment consist of the following:

	December 31,
	2016	2017
Laboratory equipment	$5,833,616	$6,380,580
Computer and software	530,663	1,325,403
Furniture and fixtures	470,151	1,770,475
Office equipment	537,756	725,982
Leasehold improvements	16,981,989	23,653,219
Construction in progress	967,945	38,179,619
Property and equipment, gross	25,322,120	72,035,278
Less accumulated depreciation and amortization	(5,527,814)	(10,322,485)
Property and equipment, net	$19,794,306	$61,712,793

At December 31, 2017, the costs related to the One Drexel Plaza lease (Note 12(a)) approximated $35.0 million within construction in progress. Depreciation and amortization expense was $1.7 million, $3.6 million and $4.9 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

(8) Accrued expenses
Accrued expenses consist of the following:

	December 31,
	2016	2017
Compensation and benefits	$9,613,275	$15,011,597
Consulting and professional fees	995,614	4,846,360
Research and development	2,717,777	2,809,043
Other	500,254	2,030,225
	$13,826,920	$24,697,225

(9) Debt
In August 2016, the Company executed an agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other assets purchased (MELF Loan) in the amount of $1.6 million. Borrowings under the MELF Loan are secured by equipment, as defined in the loan agreement. Under the terms of the MELF Loan, the Company has a five-year period of monthly payments of approximately $29,000 of principal and interest at an annual interest rate of 3.25%. For the years ended December 31, 2016 and 2017, the Company recorded interest expense of approximately $15,000 and $48,000, respectively, related to the MELF Loan.

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
Additionally, in 2014, 200,000 restricted shares of common stock were issued to The Trustees of the University of Pennsylvania (Penn) in connection with a license agreement, of which 100,000 shares have vested. The remaining shares are subject to certain milestone-based vesting conditions. No milestone vesting conditions were achieved in 2016 or 2017.
For the year ended December 31, 2015, the Company recorded compensation expense of $0.1 million and $1.8 million in general and administrative expense and research and development expense, respectively, related to restricted shares. For the year ended December 31, 2016, the Company recorded compensation expense of $0.1 million and $1.3 million in general and administrative expense and research and development expense, respectively, related to restricted shares. For the year ended December 31, 2017, the Company recorded compensation expense of approximately $34,000 and $4.4 million in general and administrative expense and research and development expense, respectively, related to restricted shares.
At December 31, 2017, there was an immaterial amount of unrecognized compensation expense related to the restricted shares which is expected to be recognized over a weighted-average period of less than a year.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The following table summarizes restricted stock activity for the instruments discussed above:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2015	348,555	$4.83
Shares canceled	(1,213)	$1.15
Shares vested	(172,466)	$3.90
Nonvested shares at December 31, 2016	174,876	$5.78
Shares canceled	(3,107)	$1.15
Shares vested	(70,935)	$3.60
Nonvested shares at December 31, 2017	100,834	$7.45

(11) Stock incentive plans
In January 2015, the Company established the 2015 Stock Incentive Plan (the 2015 Plan), which became effective immediately prior to the closing of the IPO. The 2015 Plan replaced the 2014 Stock Incentive Plan (the 2014 Plan) and the 209,500 shares available for future grants under the 2014 Plan were rolled into the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. Under the 2015 Plan, the number of shares of common stock reserved for issuance is the sum of: (1) 1,830,000 plus; (2) the number of shares (up to 2,543,299 shares) equal to the sum of the number of shares of common stock then available for issuance under the 2014 Plan and the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,724,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of such fiscal year and an amount determined by the board of directors. In January 2017, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,234,641 shares. As of December 31, 2017, 727,229 shares were available for future grants under the 2015 Plan.
In January 2015, the Company established the 2015 employee stock purchase plan (the 2015 ESPP), which became effective immediately prior to the closing of the IPO. The 2015 ESPP initially provided participating employees with the opportunity to purchase an aggregate of 220,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2015 ESPP automatically will increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2026, in an amount equal to the lowest of: (1) 440,000 shares of common stock; (2) 1% of the total number of shares of common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the board of directors. For the year ended December 31, 2017, 11,804 shares were issued under the 2015 ESPP. In January 2017, the number of shares of common stock authorized for issuance under the 2015 ESPP automatically increased, pursuant to the terms of the 2015 ESPP, by 308,660 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 779,672 shares of common stock.

Stock-based compensation expense
Stock-based compensation expense by award type was as follows:

	Year ended December 31,
	2015	2016	2017
Stock options	$9,874,709	$22,376,794	$28,001,032
Restricted stock	1,680,145	632,298	8,452,262
Employee stock purchase plan	—	177,767	437,599
	$11,554,854	$23,186,859	$36,890,893

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Of the $36.9 million of stock-based compensation expense incurred during the year ended December 31, 2017, $15.1 million is classified as research and development expense and $21.8 million is classified as general and administrative expense in the consolidated statement of operations and comprehensive income (loss). Of the $23.2 million of stock-based compensation expense incurred during the year ended December 31, 2016, $9.6 million is classified as research and development expense and $13.6 million is classified as general and administrative expense in the consolidated statement of operations and comprehensive income (loss). Of the $11.6 million of stock-based compensation expense incurred during the year ended December 31, 2015, $5.0 million is classified as research and development expense and $6.6 million is classified as general and administrative expense in the consolidated statement of operations and comprehensive income (loss).

Stock options
The following table summarizes stock option activity:

	Number of shares	Weighted- average exercise price	Aggregate intrinsic value(a)
Outstanding at December 31, 2015	3,071,372	$22.99
Granted	1,722,950	$43.16
Exercised	(455,138)	$5.69
Forfeited	(157,191)	$21.17
Outstanding at December 31, 2016	4,181,993	$33.25
Granted	701,300	$56.78
Exercised	(953,253)	$21.75
Forfeited	(407,166)	$41.30
Outstanding at December 31, 2017	3,522,874	$40.11
Vested at December 31, 2017	1,483,330	$32.46	$34,379,774
Vested at December 31, 2017 and expected to vest	3,170,491	$40.11	$48,691,490
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock that were in the money at December 31, 2017.
The weighted average remaining contractual term of options outstanding as of December 31, 2017 is 7.9 years. The weighted average remaining contractual term of options exercisable as of December 31, 2017 is 7.3 years.
At December 31, 2017, there was $55.5 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.4 years.
The intrinsic value of options exercised during the years ended December 31, 2016 and 2017 was $21.1 million and $45.9 million, respectively.
The weighted average grant date fair value of the options granted in 2015, 2016 and 2017 was $40.51, $28.56 and $39.27 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2015	2016	2017
Expected volatility	76.8%	75.2%	78.1%
Risk-free interest rate	1.67%	1.71%	2.06%
Expected term (in years)	6.10	5.95	6.10
Expected dividend yield	0.0%	0.0%	0.0%

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Restricted Stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2015	25,100	$60.03
Shares granted	59,500	$44.35
Shares canceled	(1,000)	$60.03
Shares vested	(6,667)	$37.06
Nonvested shares at December 31, 2016	76,933	$49.90
Shares granted	713,400	$63.34
Shares canceled	(55,457)	$48.93
Shares vested	(37,209)	$55.77
Nonvested shares at December 31, 2017	697,667	$63.40

At December 31, 2017, there was $36.9 million of unrecognized compensation expense related to the restricted common stock, which is expected to be recognized over a weighted average period of 3.3 years.

ESPP stock activity:
For the year ended December 31, 2016, 8,012 shares were issued under the 2015 ESPP. For the year ended December 31, 2017, 11,804 shares were issued under the 2015 ESPP.
At December 31, 2017, there was $0.2 million in unrecognized compensation expense related to the 2015 ESPP.

(12) Commitments and contingencies
(a) Leases

In March 2014, the Company entered into an operating lease for laboratory and office space at its corporate headquarters in Philadelphia, Pennsylvania, through October 2025. Under this lease, the Company received $8.0 million of tenant improvement allowances during 2014. In November 2015, the Company entered into a sublease agreement for approximately 14,000 square feet of additional office space at its corporate headquarters. The sublease will terminate on November 30, 2018. In February 2016, the Company leased 6,500 square feet of additional office space in Philadelphia under a lease that expires in June 2021. In addition, the Company leases approximately 5,400 square feet of office space in Waltham, Massachusetts under a lease that expires in March 2022.

In November 2016, the Company entered into a lease agreement for approximately 49,000 square feet of office space in Philadelphia that will terminate on March 31, 2027. Under this lease, the Company received $1.6 million of tenant improvement allowances during 2017. In January 2017, the Company amended its lease for office space in Philadelphia to lease an additional 24,800 square feet that commenced on January 1, 2018, and terminate on December 31, 2028. In November 2017, the Company amended this lease to accelerate the termination date of approximately 50,000 square feet of office space, with such termination to occur, at the latest, in December 2022. The Company recorded an expense of $6.9 million associated with the change in termination date in 2017. As of December 31, 2017, $5.3 million is recorded as long-term other liabilities and $1.5 million is recorded as current other liabilities on the accompanying consolidated balance sheet related to the termination expense.

The following table reconciles the termination cost discussed above:

	Balance as of November 10, 2017	Recognized during the quarter	Balance as of December 31, 2017
Contract termination liability	$6,880,161	$53,328	$6,826,833

Spark Therapeutics, Inc.
Notes to consolidated financial statements

In November 2017, the Company entered into a lease for the new research facility at One Drexel Plaza in Philadelphia, Pennsylvania for approximately 108,000 square feet through June 2033.

Based on the terms of the lease agreement for One Drexel Plaza, the Company has construction period risks during the construction period and the Company is deemed the owner of the building (for accounting purposes only) during the construction period.  Accordingly, the Company recorded an asset of $35.0 million at December 31, 2017, representing the Company’s leased portion of the building, and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company may not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease may be accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 15.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process.

At December 31, 2017, the lease financing obligation balance was $35.0 million and was recorded as a long-term liability within other liabilities on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation as of December 31, 2017 are included in the table below.

Rent expense under these leases was $1.9 million and $10.5 million for the years ended December 31, 2016 and 2017, respectively.

Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2018	$5,520,167
2019	7,156,064
2020	7,819,394
2021	8,071,918
2022	8,126,544
2023 and thereafter	58,897,069

Total	$95,591,156

(b) License agreements
See note 13 for a discussion of the Children's Hospital of Philadelphia (CHOP) license agreement.
In October 2013, the Company entered into a patent license agreement with Penn, as amended, for certain intellectual property licenses to be provided by Penn to the Company in the fields of research, development, manufacture and commercialization. The license agreement requires the Company to reimburse Penn for the patent costs related to the underlying licensed rights. The Company is obligated to make payments to Penn upon the occurrence of first commercial sale for certain licensed products in both the United States and Europe. The Company must pay a low-single-digit royalty based on net sales of licensed products by territory, which royalties will be reduced if the Company is required to license patents or intellectual property from third parties.
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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

(13) Related-party transactions
As of December 31, 2016, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the years ended December 31, 2015, 2016 and 2017, the Company recorded $0.7 million, $0.9 million and $0.8 million, respectively, of general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive income (loss).
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical and administrative services to be provided by CHOP to the Company. For the years ended December 31, 2015, 2016 and 2017, the Company recorded $5.2 million, $7.4 million and $6.1 million, respectively, as research and development expense.
As of December 31, 2016, $1.1 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of December 31, 2017, $0.3 million and $1.4 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(14) Collaboration and license agreements
(a) Pfizer
In December 2014, the Company entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any Factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company will be primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue (through the estimated completion date of Phase 1/2 clinical trials). In December of both 2015 and 2016, the Company earned a $15.0 million milestone payment. The $15.0 million payment earned in 2016 is included in other receivables on the accompanying consolidated balance sheet as of December 31, 2016. In November 2017, the Company amended its global collaboration agreement with Pfizer. Under the terms of this amendment, the Company received a $10.0 million upfront payment and is eligible to receive an additional $15.0 million in payments upon completion of certain transition activities. The $25.0 million of consideration is being recognized as revenue over the remaining estimated performance period associated with the global collaboration agreement. During the years ended December 31, 2015, 2016 and 2017, the Company recognized $20.2 million, $20.2 million and $12.1 million of revenue, respectively. As of December 31, 2017, there is $12.0 million of current deferred revenue on the consolidated balance sheet. During the years ended December 31, 2015, 2016 and 2017, the Company recorded $1.3 million, $2.4 million and $2.9 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

In February 2018, the Company entered into a supply agreement with Pfizer to begin production in 2018 for one batch of drug substance expected to be used for Phase 3 development. The Company will receive $7.0 million upfront and will receive up to $7.0 million upon delivery.
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
In connection with the execution of the License Agreement, the Company paid Selecta an upfront payment of $10.0 million in December 2016. Additional payments in the aggregate of $5.0 million were paid in June 2017 and October 2017 pursuant to the terms of the License Agreement and the Letter Agreement. On a target-by-target basis, the Company will be responsible to pay up to an aggregate of $430.0 million in milestone payments for each target, with up to $65.0 million being based on the Company’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits. For a period of three years, the Company has the right to fund up to 50% of any development or regulatory milestone payable to Selecta by issuing to Selecta shares of the Company’s common stock having a fair market value equal to the percentage of such development or regulatory milestone, as applicable. The License Agreement will continue on a country-by-country and product-by-product basis until the expiration of the Company's royalty payment obligations with respect to such product in such country unless earlier terminated by the parties. The License Agreement may be terminated by the Company for convenience upon 90 days’ notice and the Company will not be required to make any payments. Either party may terminate the License Agreement on a target-by-target basis for material breach with respect to such target.
In connection with the License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta’s common stock for $5.0 million in December 2016. An additional 324,362 unregistered shares of Selecta's common stock were purchased for $5.0 million in June 2017, and 205,254 unregistered shares of Selecta's common stock were purchased for $5.0 million in October 2017. The fair value of these shares is classified as available-for-sale securities at December 31, 2017.
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
In October 2017, the Company accounted for the payments under the License Agreement, Letter Agreement and SPA as a basket transaction and allocated the $7.5 million in cash payments to the shares of Selecta’s common stock and the License Agreement in the amounts of $4.1 million and $3.4 million, respectively. The Company calculated the $4.1 million allocated to the Selecta shares acquired based on the closing market price on the date of purchase. The Company allocated the remaining $3.4 million to the License Agreement, which was expensed as acquired in-process research and development as the Company determined there was no alternative future use.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

(15) Income taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; limitations on the deductibility of certain executive compensation; and changes to the calculation of the orphan drug credit.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses situations where the accounting is incomplete for the income tax effects of the Tax Act. SAB 118 directs taxpayers to consider the impact of the Tax Act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017.
With regards to the Tax Act impact on the tax provision as it relates to the Company for the year ended December 31, 2017, the Company has recognized the provisional impact of tax reform related to the revaluation of deferred tax assets and liabilities from 35% to 21% of $44.9 million of tax expense, which is offset by a reduction in the valuation allowance.
As a result of changes made by the Tax Act, starting with executive compensation paid in 2018, Section 162(m) of the Internal Revenue Code will limit the Company from deducting compensation, including performance-based compensation, in excess of $1 million paid to certain executives. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. The Company has not yet completed an analysis of the binding contract requirement on the various compensation plans to determine the impact of the law change that may affect its deferred tax asset for stock compensation.
With regards to the one-time transition tax, the Company did not record any tax liability as it believes that the accumulated earnings and profits of foreign subsidiaries will be in a deficit position. Because of the complexity of the new international tax provisions included in the Tax Act that are not applicable to the Company until 2018, and the Company's recent international expansion, the Company is continuing to evaluate these provisions of the Tax Act and the application of ASC 740, Income Taxes.
The Company will continue to refine its calculations as additional analysis is completed related to the Tax Act. Additional information that may affect its provisional amounts would include further clarification and guidance on how the IRS will implement tax reform, including guidance with respect to the above, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on its state income tax returns, completion of its 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to tax reform. The accounting is expected to be completed when the Company's 2017 U.S. corporate income tax return is filed in 2018.
Loss before income taxes attributable to domestic and international operations, consists of the following:

	Year Ended December 31,
	2015	2016	2017
Domestic	$(47,125,778)	$(122,809,629)	$(239,300,526)
Foreign	—	(842,898)	(15,144,487)
Loss before income taxes	$(47,125,778)	$(123,652,527)	$(254,445,013)

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2015	2016	2017
Current tax:
Domestic	$—	$—	$—
Foreign	—	—	110,305
Deferred tax:
Domestic	—	—	—
Foreign	—	—	(1,073,346)
Total income tax benefit	$—	$—	$(963,041)

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2015	2016	2017
Federal income tax benefit at statutory rate	34.0%	34.0%	34.0%
State and local tax, net of federal benefit	8.0	10.4	10.3
Permanent differences	(2.7)	3.1	(0.3)
Tax credits	13.1	9.1	9.2
Tax Cuts and Jobs Act impact	—	—	(17.6)
Foreign rate differential	—	(0.1)	(1.3)
Change in valuation allowance	(52.4)	(56.5)	(33.9)
Effective income tax rate	—%	—%	0.4%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes and for net operating loss and tax credit carryforwards. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2016	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$55,710,846	$114,152,143
Tax credit carryforwards	28,327,477	51,585,618
Stock-based compensation	10,342,547	14,643,667
Deferred rent	3,356,430	4,697,221
Deferred revenue	4,057,998	956,071
Accruals and other	9,262,530	8,997,857

Total deferred tax assets	111,057,828	195,032,577
Less valuation allowance	(107,616,937)	(193,795,798)

Net deferred tax assets	$3,440,891	$1,236,779

Intangible assets	$(1,936,250)	$—
Fixed assets	(2,504,876)	(1,236,779)
Total deferred tax liabilities	$(4,441,126)	$(1,236,779)

Net deferred tax liability	$(1,000,235)	$—

Spark Therapeutics, Inc.
Notes to consolidated financial statements

As of December 31, 2017, the Company had U.S. federal net operating loss carryforwards of $331.0 million, which may be available to offset future income tax liabilities and will expire beginning in 2034. As of December 31, 2017, the Company also had U.S. state net operating loss carryforwards of $342.8 million, which may be available to offset future income tax liabilities and will expire beginning in 2034.
The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2017 and 2016, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company experienced a net change in valuation allowance of $73.8 million and $86.2 million in the years ended December 31, 2016 and 2017, respectively.
As of December 31, 2017, the Company had federal research and development and orphan drug tax credit carryforwards of $46.9 million and $4.6 million, respectively, available to reduce future tax liabilities, which expire beginning in 2034.
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
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable.  The company’s tax years are still open under status from 2014 to present.  All open years maybe be examined to the extent that tax credit or net operating loss carryforward are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

(16) Subsequent events
In January 2018, the Company entered into a license and commercialization agreement with Novartis Pharma AG (Novartis) for the development and commercialization of investigational voretigene neparvovec outside the United States. Novartis paid the Company a non-refundable, non-creditable, one-time cash payment of $105.0 million. The Company is eligible to receive an additional $25.0 million cash payment if investigational voretigene neparvovec is approved by the European Medicines Agency, as well as an aggregate $40.0 million in cash based upon the achievement of certain aggregate net sales levels in certain markets outside the United States. In addition, the Company is entitled to royalty payments at a flat mid-twenties percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances. The Company will manufacture and supply all of the requirements of Novartis for voretigene neparvovec.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

(17) Selected quarterly financial data (unaudited)
The following table contains quarterly financial information for 2016 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2016 (1)
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Revenues	$1,288,628	$1,288,629	$1,302,789	$16,302,789	$20,182,835
Research and development	18,251,900	19,621,536	22,384,109	26,121,860	86,379,405
Acquired in-process research and development	—	—	—	11,132,146	11,132,146
General and administrative	8,873,861	10,676,752	12,049,954	16,469,750	48,070,317
Total operating expenses	27,125,761	30,298,288	34,434,063	53,723,756	145,581,868
Loss from operations	(25,837,133)	(29,009,659)	(33,131,274)	(37,420,967)	(125,399,033)
Net loss	$(25,576,711)	$(28,676,115)	$(32,562,407)	$(36,837,294)	$(123,652,527)
Basic and diluted net loss per common share	$(0.95)	$(1.04)	$(1.07)	$(1.21)	$(4.29)

	2017 (1)
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Revenues	$1,274,467	$1,483,233	$1,899,575	$7,408,369	$12,065,644
Research and development	32,348,249	32,989,267	39,341,386	30,481,145	135,160,047
Acquired in-process research and development	386,784	3,070,358	1,750,000	3,397,116	8,604,258
Impairment of acquired in-process research and development	—	15,696,017	—	—	15,696,017
General and administrative	21,413,818	26,728,606	26,640,443	36,340,380	111,123,247
Total operating expenses	54,148,851	78,484,248	67,731,829	70,218,641	270,583,569
Loss from operations	(52,874,384)	(77,001,015)	(65,832,254)	(62,810,272)	(258,517,925)
Net loss	$(52,289,332)	$(74,359,781)	$(65,011,911)	$(61,820,948)	$(253,481,972)
Basic and diluted net loss per common share	$(1.70)	$(2.40)	$(1.90)	$(1.68)	$(7.63)

(1) The sum of the quarterly per share amounts may not equal per share amounts reported for the year due to rounding.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2018
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

Signature	Title	Date

/s/ Jeffrey D. Marrazzo	Director and Chief Executive Officer	February 27, 2018
Jeffrey D. Marrazzo	(Principal Executive Officer)

/s/ Stephen W. Webster	Chief Financial Officer	February 27, 2018
Stephen W. Webster	(Principal Financial and Accounting Officer)

/s/ Katherine A. High, M.D.	Director	February 27, 2018
Katherine A. High, M.D.

/s/ Steven M. Altschuler, M.D.	Director	February 27, 2018
Steven M. Altschuler, M.D.

/s/ Lars Ekman, M.D., Ph.D.	Director	February 27, 2018
Lars Ekman, M.D., Ph.D.

/s/ Anand Mehra, M.D.	Director	February 27, 2018
Anand Mehra, M.D.

/s/ Vincent Milano	Director	February 27, 2018
Vincent Milano

/s/ Robert Perez	Director	February 27, 2018
Robert Perez

/s/ Elliott Sigal, M.D., Ph.D.	Director	February 27, 2018
Elliott Sigal, M.D., Ph.D.

/s/ Lota Zoth, CPA	Director	February 27, 2018
Lota Zoth, CPA