Form 10-Q
period 2018-03-31
Spark Therapeutics, Inc.
filed 2018-05-08
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018 there were 37,386,347 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our expectations regarding our commercial launch of LUXTURNA™ (voretigene neparvovec-rzyl), which is still in its initial phases, and our plans to develop and commercialize our other product candidates;

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

•	our estimates regarding the potential market opportunity for LUXTURNA and our product candidates;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs for our other product candidates;

•	our ability to achieve milestones and receive payments under our collaborations;

•	our commercialization, medical affairs, marketing and manufacturing capabilities and strategy;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the scalability and commercial viability of our proprietary manufacturing processes;

•	our expectations about the rate and degree of market acceptance and clinical utility of LUXTURNA and our product candidates, in particular, and gene therapy in general;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our expectations related to the use of our capital resources;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	the impact of government laws and regulations.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets (unaudited)
(in thousands, except share and per share data)

	December 31, 2017	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$96,748	$127,687
Marketable securities	423,419	459,863
Trade and other receivables	7,906	21,180
Inventory	—	5,560
Prepaid expenses	5,093	6,684
Total current assets	533,166	620,974
Marketable securities	20,035	—
Property and equipment, net	61,713	62,874
Goodwill	1,254	1,290
Other assets	628	2,566
Total assets	$616,796	$687,704
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,183	$15,156
Accrued expenses	24,697	13,868
Current portion of long-term debt	312	315
Current portion of deferred rent	969	979
Current portion of deferred revenue	11,969	22,712
Current other liabilities	1,557	1,609
Total current liabilities	53,687	54,639
Long-term debt	912	832
Long-term deferred rent	8,318	8,093
Long-term deferred revenue	—	105,000
Other liabilities	40,255	39,470
Total liabilities	103,172	208,034
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 37,131,626 shares issued and 37,111,404 shares outstanding as of December 31, 2017; 37,275,791 shares issued and 37,222,651 shares outstanding as of March 31, 2018	37	37
Additional paid-in capital	1,026,590	1,040,906
Accumulated other comprehensive loss	(5,914)	(1,055)
Treasury stock, at cost, 20,222 shares as of December 31, 2017 and 53,140 shares as of March 31, 2018	(1,226)	(2,982)
Accumulated deficit	(505,863)	(557,236)
Total stockholders’ equity	513,624	479,670
Total liabilities and stockholders’ equity	$616,796	$687,704
See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)
(unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2017	2018
Revenues:
Product sales, net	$—	$2,419
Contract revenue	1,274	13,257
Total revenues	1,274	15,676
Operating expenses:
Cost of product sales	—	121
Cost of contract revenue	—	869
Research and development	32,735	30,109
Selling, general and administrative	21,413	33,489
Total operating expenses	54,148	64,588
Loss from operations	(52,874)	(48,912)
Unrealized gain on equity investments	—	364
Interest income, net	585	2,185
Loss before income taxes	(52,289)	(46,363)
Income tax expense	—	(10)
Net loss	$(52,289)	$(46,373)
Basic and diluted net loss per common share	$(1.70)	$(1.25)
Weighted average basic and diluted common shares outstanding	30,771,867	37,046,235

Net loss	$(52,289)	$(46,373)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(301)	(164)
Foreign exchange translation adjustment	(595)	21
Total comprehensive loss	$(53,185)	$(46,516)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2017	2018
Cash flows from operating activities:
Net loss	$(52,289)	$(46,373)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash rent expense (income)	303	(75)
Depreciation and amortization expense	1,031	1,507
Loss on disposal of property and equipment	—	59
Acquired in-process research and development	387	—
Stock-based compensation expense	9,029	12,223
Non-cash interest income	—	(597)
Changes in operating assets and liabilities:
Inventory	—	(5,560)
Prepaid expenses and other assets	(1,969)	(1,527)
Trade and other receivables	10,700	(13,282)
Accounts payable and accrued expenses	(2,690)	(8,382)
Deferred rent	3,654	—
Deferred revenue	(1,274)	115,743
Other liabilities	—	(371)
Net cash (used in) provided by operating activities	(33,118)	53,365
Cash flows from investing activities:
Payment for license agreement	—	(2,000)
Purchases of marketable securities	(24,225)	(111,246)
Proceeds from maturities of marketable securities	24,780	94,673
Purchases of property and equipment	(2,230)	(4,141)
Net cash used in investing activities	(1,675)	(22,714)
Cash flows from financing activities:
Proceeds from exercise of options	3,434	1,332
Purchase of treasury stock	—	(1,756)
Proceeds from issuance of common stock under ESPP	—	762
Payments on long-term debt	(75)	(77)
Net cash provided by financing activities	3,359	261
Effect of exchange rate changes on cash and cash equivalents	6	27
Net increase (decrease) in cash and cash equivalents	(31,428)	30,939
Cash and cash equivalents, beginning of period	58,923	96,748
Cash and cash equivalents, end of period	$27,495	$127,687

Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$2,786	$1,280
One Drexel Plaza lease cost included in other liabilities	$—	$363

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

In December 2017, the U.S. Food and Drug Administration (FDA) approved LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy.

(2) Development-stage risks
The Company has incurred losses since inception and had an accumulated deficit of $557.2 million as of March 31, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of LUXTURNA and its other product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its other product candidates.
The Company’s future operations are highly dependent on a combination of factors, including: (i) the success of its research and development; (ii) regulatory approval of the Company’s proposed future products; (iii) the success of the commercialization of LUXTURNA; (iv) the timely and successful completion of additional financing; and (v) the development of competitive therapies by other biotechnology and pharmaceutical companies.

(3) Summary of significant accounting policies
(a) Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2018, its results of operations for the three months ended March 31, 2017 and 2018 and cash flows for the three months ended March 31, 2017 and 2018. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

(c ) Trade and other receivables
Trade accounts receivable are recorded at gross value, and reserves for other sales-related allowances, such as discounts, services and insurance co-pay assistance, are included in accrued and prepaid expenses on the Company's consolidated balance sheets.

(d ) Inventory
Inventory is stated at the lower of cost or net realizable value and consists of those costs realized following FDA approval of LUXTURNA. Cost is determined using the first-expired, first-out (FEFO) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Based on management's assessment, no such inventory reserve is necessary as of March 31, 2018.
Inventory consisted of the following (in thousands):

March 31, 2018
Raw materials	$1,499
Work in process	4,007
Finished goods	54
$5,560

(e) Fair value of financial instruments
Management believes that the carrying amounts of the Company’s consolidated financial instruments, including cash equivalents, trade and other receivables, accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. Management believes the carrying value of debt approximates fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions.

(f) Net product sales
LUXTURNA is distributed in the United States through two distribution models: (1) the traditional buy-and-bill model where the treatment center purchases and pays for the product and then submits a claim to the payer; and (2) the Company's innovative contracting and distribution model, branded Spark PATH (Pioneering Access to Healthcare), which includes options for direct-to-payer contracting and outcomes-based rebates.
The Company’s net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. All sales are initiated upon the Company's verification of a scheduled treatment center administration of LUXTURNA.
The Company’s product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to scheduled treatment administration, Company management estimates that there is minimal risk of product return, including the risk of product expiration. As of March 31, 2018, net product sales represent completed surgical administrations of LUXTURNA and there is no risk of return of the product.

(g) Contract revenue
Under certain of the Company's licensing, supply and collaboration agreements, it is entitled to receive payment upon the achievement of contingent milestone events or the performance of obligations. We recognize revenue based on guidance in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.
Prior to 2018, the Company generated revenue solely through license and collaborative arrangements. In the first quarter of 2018, the Company adopted ASC 606. The adoption of this guidance had no cumulative adjustment to the Company’s consolidated financial statements.
ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2017 and 2018 as they would be anti-dilutive:

	March 31,
	2017	2018
Unvested restricted common shares	574,341	1,108,190
Stock options issued and outstanding	4,401,360	4,057,480

(i) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of March 31, 2018 represents the net excess of rent expense over the actual cash paid for rent plus tenant improvement allowances received.

(j) Other comprehensive loss
The Company follows the provisions of FASB ASC 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss includes gains and losses related to changes in the fair value of available for sale securities and foreign currency translation.
The accumulated balances related to each component of other comprehensive loss are summarized as follows (in thousands):

	Net unrealized losses on available for sale securities	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2017	$(5,964)	$50	$(5,914)
Cumulative adjustment to prior accumulated deficit	5,002	—	5,002
Current period other comprehensive income (loss)	(164)	21	(143)
Balance as of March 31, 2018	$(1,126)	$71	$(1,055)

(k) Recent accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company currently is evaluating the impact of the updated guidance on the Company's consolidated financial statements.

In May 2014, the FASB issued a new standard regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. The new standard provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The allowable adoption methods are the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company adopted this guidance using the modified retrospective method and the adoption had no cumulative adjustment to its consolidated financial statements as it relates to the Pfizer Inc. (Pfizer) collaboration agreement discussed in note 12.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income (OCI). Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. The Company adopted this guidance effective January 1, 2018, and the adoption required an adjustment of $5.0 million to accumulated deficit, which was related to an equity security investment on the consolidated balance sheet.

(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2017 and March 31, 2018 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017
U.S. government agency	$222,179	$—	$(640)	$221,539
Corporate securities	$227,238	$—	$(5,323)	$221,915
March 31, 2018
U.S. government agency	$248,185	$—	$(671)	$247,514
Corporate securities	$217,441	$—	$(5,092)	$212,349
No available-for-sale securities held as of March 31, 2018 had remaining maturities greater than one year.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2017:
Assets:
Money market funds (included in cash and cash equivalents)	$90,348	—	—
Corporate securities (included in cash and cash equivalents)	$5,548	—	—
Marketable securities - U.S. government agencies	$221,539	—	—
Marketable securities - corporate securities	$220,020	$1,895	—
At March 31, 2018:
Assets:
Money market funds (included in cash and cash equivalents)	$116,257	—	—
Marketable securities - U.S. government agencies	$247,514	—	—
Marketable securities - corporate securities	$210,288	$2,061	—

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2018, consisted of money market funds.

(b) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the quarter ended March 31, 2018 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 12), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value, and changes in fair value are recognized in the consolidated statement of operations.

(6) Accrued expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2017	March 31, 2018
Compensation and benefits	$15,012	$4,713
Consulting and professional fees	4,846	5,167
Research and development	2,809	1,663
Other	2,030	2,325
	$24,697	$13,868

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
Additionally, in 2014, 200,000 restricted shares of common stock were issued to The Trustees of the University of Pennsylvania (Penn) in connection with a license agreement, of which 100,000 shares have vested. The remaining shares are subject to certain milestone-based vesting conditions. No milestone vesting conditions were achieved during the three months ended March 31, 2017 and 2018.
For the three months ended March 31, 2017, the Company recorded compensation expense of $10 thousand in selling, general and administrative expense and a reduction in compensation expense of $0.4 million in research and development expense related to the restricted shares. For the three months ended March 31, 2018, the Company recorded an immaterial amount of compensation expense in selling, general and administrative expense and research and development expense related to the restricted shares.
The following table summarizes restricted stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2017	100,834	$7.45
Shares canceled	—	—
Shares vested	(834)	$1.15
Nonvested shares at March 31, 2018	100,000	$7.50

(8) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2018, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,485,322 shares. As of March 31, 2018, 1,257,138 shares were available for future grants under the 2015 Plan.
In January 2018, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 371,330 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 1,118,084 shares of common stock. For the three months ended March 31, 2018, 32,918 shares were issued under the 2015 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type was as follows (in thousands):

	Three months ended March 31,
	2017	2018
Stock options	$6,717	$8,025
Restricted stock	1,879	4,052
Employee stock purchase plan	45	144
	$8,641	$12,221
Of the $12.2 million of stock-based compensation expense incurred during the first quarter of 2018, $5.5 million is classified as research and development expense and $6.7 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. Of the $8.6 million of stock-based compensation expense incurred during the first quarter of 2017, $3.8 million is classified as research and development expense and $4.8 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

Stock options
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2017	3,522,874	$40.11
Granted	643,500	$50.74
Exercised	(40,034)	$33.27
Forfeited	(68,860)	$50.13
Outstanding at March 31, 2018	4,057,480	$41.70
Vested at March 31, 2018	1,800,402	$33.87
Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2017	697,667	$63.40
Shares granted	440,500	$51.54
Shares vested	(91,918)	$58.09
Shares canceled	(38,059)	$61.14
Nonvested shares at March 31, 2018	1,008,190	$58.77

(9) Related-party transactions
As of December 31, 2017, and March 31, 2018, Children's Hospital of Philadephia (CHOP) was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the three months ended March 31, 2017 and 2018, the Company recorded $0.1 million and $0.3 million, respectively, of selling, general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive loss.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. For the three months ended March 31, 2017 and 2018, the Company recorded $1.8 million and $1.7 million, respectively, as research and development expense.
As of December 31, 2017, $0.3 million and $1.4 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of March 31, 2018, $0.1 million and $0.3 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(10) Commitments and contingencies
In November 2016, the Company entered into a lease agreement for approximately 49,000 square feet of office space in Philadelphia that will terminate on March 31, 2027. Under this lease, the Company received $1.6 million of tenant improvement allowances during 2017. In January 2017, the Company amended its lease for office space in Philadelphia to lease an additional 24,800 square feet that commenced on January 1, 2018, and terminate on December 31, 2028. In November 2017, the Company amended this lease to accelerate the termination date of approximately 50,000 square feet of office space, with such termination to occur, at the latest, in December 2022. The Company recorded an expense of $6.9 million associated with the change in termination date in 2017. As of March 31, 2018, $4.8 million is recorded as long-term other liabilities and $1.6 million is recorded as current other liabilities on the accompanying consolidated balance sheet related to the termination expense.
The following table reconciles the termination cost discussed above (in thousands):

	Balance as of December 31, 2017	Recognized during the quarter	Balance as of March 31, 2018
Contract termination liability	$6,827	$371	$6,456
In November 2017, the Company entered into a lease for a new research facility at One Drexel Plaza in Philadelphia, Pennsylvania for approximately 108,000 square feet through June 2033.
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
At March 31, 2018, the lease financing obligation balance was $34.6 million and was recorded as a long-term liability within other liabilities on the consolidated balance sheets.

(11) Collaboration and license agreements
(a) Pfizer
In December 2014, the Company entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company is primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there is no stand-alone value for the license, the Company is recognizing revenue (through the estimated completion date of Phase 1/2 clinical trials). In November 2017, the Company amended its global collaboration agreement with Pfizer. Under the terms of this amendment, the Company has received $15.0 million in payments and is eligible to receive an additional $10.0 million in payments upon completion of certain transition activities. The $25.0 million of consideration is being recognized as revenue over the remaining estimated performance period associated with the global collaboration agreement.
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

In February 2018, the Company entered into a supply agreement with Pfizer to begin production in 2018 for one batch of drug substance expected to be used for Phase 3 development. The Company received $7.0 million upfront and will receive up to $7.0 million upon delivery. The $14.0 million of consideration is being recognized as revenue over the estimated delivery period of the drug substance.
During the three months ended March 31, 2017 and 2018, the Company recognized $1.3 million and $13.3 million of contract revenue, respectively, related to the Company's agreements with Pfizer. During the three months ended March 31, 2017 and 2018, the Company recorded $1.0 million and $0.8 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer. As of March 31, 2018, there is $22.7 million of current deferred revenue on the consolidated balance sheet related to the Pfizer agreements.

(b) Novartis

In January 2018, the Company entered into a licensing and commercialization agreement (Novartis License Agreement) with Novartis Pharma AG (Novartis) to develop and commercialize voretigene neparvovec (also known as LUXTURNA) outside the United States. Under the terms of the Novartis License Agreement, the Company has granted Novartis an exclusive right and license, with the right to grant certain sublicenses, under the Company’s intellectual property reasonably necessary or useful for the development or commercialization of LUXTURNA for the treatment, prevention, cure or control of RPE65-mediated inherited retinal disease (IRD) in humans outside the United States. Under the terms of the Novartis License Agreement, the Company received a non-refundable, one-time payment of $105.0 million in the first quarter of 2018, which is included as deferred revenue on the accompanying consolidated balance sheet as of March 31, 2018. The Company is eligible to receive up to an additional $65.0 million in aggregate milestone payments. The Company also is entitled to receive royalty payments at a percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances.

In conjunction with the Novartis License Agreement, the Company and Novartis also entered into a Supply Agreement, under which the Company has agreed to supply all of the commercial supply of voretigene neparvovec required by Novartis, subject to certain conditions. The Supply Agreement continues until the expiration or early termination of the Novartis License Agreement. In addition, either party may terminate the Supply Agreement upon the other party’s uncured material breach of the Supply Agreement, insolvency or bankruptcy. The $170.0 million of consideration associated with the Novartis License Agreement will be recognized as revenue as the Company sells supply to Novartis.

(c) Selecta
In December 2016, the Company entered into a License and Option Agreement (Selecta License Agreement) with Selecta that provides the Company with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles (SVP™) platform technology for co-administration with gene therapy targets. Under the terms of the Selecta License Agreement, Selecta has granted the Company certain exclusive, worldwide, royalty-bearing licenses to Selecta’s intellectual property and know-how relating to its SVP technology to research, develop and commercialize gene therapies for factor VIII, an essential blood clotting protein relevant to the treatment of hemophilia A, which is the initial target under the license. In addition, for a specified period of time, the Company may exercise options to research, develop and commercialize gene therapies utilizing the SVP technology for up to four additional targets, subject to the Company’s payment of the applicable option exercise fee, in a range of $1.4 million to $2.0 million depending on the incidence of the applicable indication, to Selecta in each case.
Pursuant to a letter agreement (Letter Agreement), entered into between the Company and Selecta on June 6, 2017, Selecta agreed to reimburse the Company for all costs and expenses related to research and development for any licensed products for a specified amount of time, up to an agreed upon cap. Additionally, the Company has agreed to reimburse Selecta in respect of full-time equivalents and out-of-pocket costs incurred in performing certain tasks or assistance specifically requested by the Company. Selecta retains the responsibility to manufacture the Company’s preclinical, clinical and commercial requirements for the SVP technology, subject to the terms of the Selecta License Agreement.
In connection with the execution of the Selecta License Agreement the Company paid Selecta an upfront payment of $10.0 million in December 2016. Additional payments in the aggregate of $5.0 million were paid in June 2017 and October 2017 pursuant to the terms of the Selecta License Agreement and the Letter Agreement. On a target-by-target basis, the Company will be responsible to pay up to an aggregate of $430.0 million in milestone payments for each target, with up to $65.0 million being based on the Company’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits. For a period of 3 years, the Company has the right to fund up to 50% of any development or regulatory milestone payable to Selecta by issuing to Selecta shares of the Company’s common stock having a fair market value equal to the percentage of such development or regulatory milestone, as applicable. The Selecta License Agreement will continue on a country-by-country and product-by-product basis until the expiration of the Company's royalty payment obligations with respect to such product in such country unless earlier terminated by the parties. The Selecta License Agreement may be terminated by the Company for convenience upon 90 days’ notice and the Company will not be required to make any payments. Either party may terminate the Selecta License Agreement on a target-by-target basis for material breach with respect to such target.
In connection with the Selecta License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta’s common stock for $5.0 million in December 2016. An additional 324,362 unregistered shares of Selecta's common stock were purchased for $5.0 million in June 2017, and 205,254 unregistered shares of Selecta's common stock were purchased for $5.0 million in October 2017. These shares are classified as available-for-sale securities as of March 31, 2018.
In December 2016, the Company accounted for the payments under the Selecta License Agreement and SPA as a basket transaction and allocated the $15.0 million in cash payments to the shares of Selecta’s common stock and the Selecta License Agreement in the amounts of $3.5 million and $11.5 million, respectively. The Company calculated the $3.5 million allocated for the Selecta shares acquired based on the closing market price on the date of purchase. The Company allocated the remaining $11.5 million to the Selecta License Agreement, which was expensed as acquired in-process research and development as the Company determined there was no alternative future use.
In June 2017, the Company accounted for the payments under the Selecta License Agreement, Letter Agreement and SPA as a basket transaction and allocated the $7.5 million in cash payments to the shares of Selecta’s common stock and the Selecta License Agreement in the amounts of $4.4 million and $3.1 million, respectively. The Company calculated the $4.4 million allocated to the Selecta shares acquired based on the closing market price on the date of purchase. The Company allocated the remaining $3.1 million to the Selecta License Agreement, which was expensed as acquired in-process research and development as the Company determined there was no alternative future use.
In October 2017, the Company accounted for the payments under the Selecta License Agreement, Letter Agreement and SPA as a basket transaction and allocated the $7.5 million in cash payments to the shares of Selecta’s common stock and the Selecta License Agreement in the amounts of $4.1 million and $3.4 million, respectively. The Company calculated the $4.1 million allocated to the Selecta shares acquired based on the closing market price on the date of purchase. The Company allocated the remaining $3.4 million to the Selecta License Agreement, which was expensed as acquired in-process research and development as the Company determined there was no alternative future use.

(12) Subsequent events
On April 30, 2018, the Company entered into an Asset Purchase Agreement for the sale of its rare pediatric disease priority review voucher to Jazz Pharmaceuticals Ireland Limited for consideration of $110.0 million, with the closing of the sale subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017, included in our Annual Report on Form 10-K that was filed with the SEC on February 27, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
Overview
We are a leader in the field of gene therapy, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The goal of gene therapy is to overcome the effects of a malfunctioning, disease-causing gene. Gene therapies have the potential to provide long-lasting effects, dramatically and positively changing the lives of patients with conditions where no, or only palliative, therapies exist. We have built a pipeline of gene therapy product candidates that are directed to the retina, the liver and the central nervous system.
In December 2017, the U.S. Food and Drug Administration, or FDA, approved LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy, a genetic blinding condition caused by mutations in the RPE65 gene. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an inherited retinal disease, or IRD, and the first adeno-associated virus, or AAV, vector gene therapy approved in the United States. LUXTURNA will be manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan product designation and, upon approval, we received a rare pediatric disease priority review voucher, or PRV, for which we entered into a sales agreement with Jazz Pharmaceuticals Ireland Limited in April 2018. In January 2018, we entered into a licensing and commercialization agreement with Novartis Pharma AG, or Novartis, for the development and commercialization of investigational voretigene neparvovec outside the United States.
We are supporting the appropriate use of LUXTURNA in the United States through small, targeted commercial and medical affairs groups to build and promote access to the product. LUXTURNA will be administered by leading retinal surgeons at selected treatment centers in the United States that specialize in treating IRDs. In January 2018, we announced two novel payer programs to help ensure eligible patients in the United States have access to LUXTURNA: (i) an innovative contracting model, which includes an option for direct-to-payer contracting; and (ii) an outcomes-based rebate arrangement with a short-term efficacy measure and a long-term durability measure.
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
Throughout 2017, Pfizer and we provided periodic updates at medical meetings on the progress of the ongoing Phase 1/2 trial of SPK-9001. Most recently, in December 2017 at the American Society of Hematology, or ASH, Annual Meeting, we presented interim data, as of the November 29, 2017, cutoff date, that the annualized bleeding rate for the eleven trial subjects had been reduced by 97% and the annualized infusion rate had been reduced by 99%.  No participants developed factor IX inhibitors and no SAEs or thromboembolic events have been reported. In February 2018, we entered into a supply agreement with Pfizer for production of one batch of SPK-9001 drug substance.
In our SPK-FVIII program for the treatment of hemophilia A, we initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, in 2017. In February 2018, FDA granted breakthrough therapy designation to SPK-8011.  We retain global commercialization rights to the SPK-FVIII program.
In December 2017 at the ASH Annual Meeting, we presented interim data, as of the December 6, 2017 cutoff date, on the first four participants in the Phase 1/2 clinical trial, each of whom had been followed for at least 12 weeks and received a single administration of SPK-8011 at a dose of 5 x 1011 or 1 x 1012 vector genomes (vg)/kg body weight. The annualized bleeding rate for the four trial participants had been reduced by 100% and the annualized infusion rate had been reduced by approximately 98%.  No participants developed factor IX inhibitors and no SAEs or thromboembolic events have been reported.
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
We have never been profitable and have incurred net losses since inception. We have an accumulated deficit of $557.2 million as of March 31, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations. For the three months ended March 31, 2017 and 2018, we incurred $32.7 million and $30.1 million of research and development expenses, respectively, and $21.4 million and $33.5 million of selling, general and administrative expenses, respectively.
We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, hire additional personnel and commercialize any approved products, including LUXTURNA. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of any commercial products, we may not become profitable. If we fail to become profitable, or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Through March 31, 2018, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $858.2 million.

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

Financial operations overview
Revenue
Product Sales
LUXTURNA is distributed in the United States through two distribution models: (1) the traditional buy-and-bill model where the treatment center purchases and pays for the product and then submits a claim to the payer; and (2) our innovative contracting and distribution model, branded Spark PATH (Pioneering Access to Healthcare), which includes options for direct-to-payer contracting and outcomes-based rebates.

Our net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. All sales are initiated upon our verification of a scheduled treatment center administration of LUXTURNA.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to scheduled treatment administration, we estimate that there is minimal risk of product return, including the risk of product expiration. As of March 31, 2018, net product sales represent completed surgical administrations of LUXTURNA and there is no risk of return of the product.
During the three months ended March 31, 2018, we recognized $2.4 million in net product sales. Gross sales were $2.6 million, net of $0.2 million of product sales allowances. We expect that net product sales of LUXTURNA will fluctuate quarter over quarter, in particular as we continue to build and promote access. We began selling LUXTURNA in March and sales for the three months ended March 31, 2018, may not be representative of our sales for any future three month period.
Contract Revenues
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. In November 2017, we amended our global collaboration agreement with Pfizer. Under the terms of this amendment, we have received $15.0 million in payments and are eligible to receive an additional $10.0 million. In February 2018, we entered into a supply agreement with Pfizer to begin production in 2018 for one batch of drug substance expected to be used for Phase 3 development. We received $7.0 million upfront and will receive up to $7.0 million upon delivery.
During the three months ended March 31, 2017 and 2018, we recognized $1.3 million and $13.3 of contract revenue, respectively, related to our Pfizer agreements and, as of March 31, 2018, there was $22.7 million of current deferred revenue included on our consolidated balance sheet.

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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	expanding our medical affairs group;

•	clinical trials to evaluate the safety and efficacy of SPK-FIX product candidates, which are in development in collaboration with Pfizer;

•	the Phase 1/2 clinical trials for SPK-7001 and SPK-8011;

•	research and development for additional product candidates addressing other IRDs;

•	research and development for our preclinical programs; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.
A change in the outcome of any of these variables could mean a significant change in the expenses and timing associated with the development of any product candidate.

Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation and travel expenses, for our employees in operational, finance, legal, business development, commercial and human resource functions. Other selling, general and administrative expenses include facility-related costs, professional fees for directors, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents.
We anticipate that our selling, general and administrative expenses will increase in the future as we increase our headcount to support our continued growth and the commercialization of our approved products. We also anticipate increases in expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. With the approval of our first product, LUXTURNA, we have incurred, and anticipate incurring further, increases in payroll and related expenses as a result of our commercial operations, especially as they relate to sales and marketing.

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
Since our Annual Report on Form 10-K, which was filed with the SEC on February 27, 2018, we have added or updated the following accounting policies because we determined them to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition
Prior to 2018, we generated revenue solely through license and collaboration arrangements. In the first quarter of 2018, the Company adopted Accounting Standards Codification, or ASC 606, Revenue from Contracts with Customers. The adoption of this guidance had no cumulative adjustment to the Company’s consolidated financial statements.
ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Product sales
LUXTURNA is distributed in the United States through two distribution models: (1) the traditional buy-and-bill model where the treatment center purchases and pays for the product and then submits a claim to the payer; and (2) our innovative contracting and distribution model, branded Spark PATH, which includes options for direct-to-payer contracting and outcomes-based rebates.
Our net product sales represent total gross product sales in the United States less allowances for estimated discounts, service fees and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. All sales are initiated upon our verification of a scheduled treatment center administration of LUXTURNA.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to scheduled treatment administration, we estimate that there is minimal risk of product return, including the risk of product expiration.

Results of operations
Comparison of the three months ended March 31, 2017 and 2018

	Three months ended March 31,
	2017	2018
	(in thousands)
Revenues:
Product sales, net	$—	$2,419
Collaboration revenue	1.274	13,257
Total revenues	1.274	15,676
Operating expenses:
Cost of product sales	—	121
Cost of contract revenue	—	869
Research and development	32,735	30,109
Selling, general and administrative	21,413	33,489
Total operating expenses	54,148	64,588
Loss from operations	(52,874)	(48,912)
Gain on investments	—	364
Interest income, net	585	2,185
Loss before income taxes	(52,289)	(46,363)
Income tax expense	—	(10)
Net loss	$(52,289)	$(46,373)

Revenues
In the three months ended March 31, 2018, we recognized $15.7 million in total revenues, of which $2.4 million was related to net sales of LUXTURNA and $13.3 million was associated with our agreements with Pfizer. In the three months ended March 31, 2017, we recognized $1.3 million in total revenues associated with our Pfizer agreement.

Cost of product sales
Cost of product sales in the three months ended March 31, 2018, was $0.1 million, and consists of manufacturing, shipping and other costs, as well as royalties. A substantial portion of the production of our current inventory was completed prior to FDA approval and, therefore, was expensed as research and development.

Cost of contract revenue
Cost of contract revenue in the three months ended March 31, 2018, was $0.9 million, and consists of manufacturing and other costs associated with our contract agreements.

Research and development expenses
Our research and development expenses for the three months ended March 31, 2018 were $30.1 million compared with $32.7 million for the three months ended March 31, 2017. The $2.6 million decrease was due to a decrease of $0.7 million in internal research and development expenses and $1.9 million in external research and development expenses. The $0.7 million decrease in internal research and development expenses was primarily due to salaries and other costs associated with LUXTURNA, which were allocated to inventory upon FDA approval. The decrease in external research and development was primarily due to a $3.3 million decrease in expenses related to LUXTURNA and other clinical programs and a $0.3 million decrease in programs in preclinical development, offset by an increase of $1.7 million in expenses related to our hemophilia A program.
The following table summarizes our research and development expenses by product candidate or program for the three months ended March 31, 2017 and 2018:

	Three months ended March 31,
	2017	2018
	(in thousands)
External research and development expenses:
LUXTURNA	$3,979	$1,513
SPK-CHM	565	286
SPK-FIX	833	233
SPK-FVIII	1,244	2,896
Programs in preclinical development	2,176	1,897
Total external research and development expenses	8,797	6,825
Total internal research and development expenses	23,938	23,284
Total research and development expenses	$32,735	$30,109
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2018, were $33.5 million compared with $21.4 million for the three months ended March 31, 2017. Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The $12.1 million increase primarily was due to an increase of $7.0 million in salaries and related costs, including stock-based compensation, due to increased headcount primarily to support the LUXTURNA launch, an increase of $1.0 million in launch activities for LUXTURNA and $4.1 million in legal and patent expenses, professional fees and other operating costs.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three months ended March 31,
	2017	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(33,118)	$53,365
Investing activities	(1,675)	(22,714)
Financing activities	3,359	261
Effect of exchange rate changes on cash and cash equivalents	6	27
Net (decrease) increase in cash and cash equivalents	$(31,428)	$30,939

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
The net cash provided by operating activities was $53.4 million for the three months ended March 31, 2018, and consisted of a net loss of $46.4 million adjusted for non-cash items, including depreciation expense of $1.5 million, stock-based compensation expense of $12.2 million, non-cash rent income of $0.1 million, a loss on disposal of equipment of $0.1 million and non-cash interest income of $0.6 million. Net cash used in operating activities also included a net decrease in operating assets and liabilities of $86.6 million. The significant items in the change in operating assets include an increase in other receivables of $13.3 million, primarily due to Pfizer receivables related to our global collaboration and supply agreements, an increase of $1.5 million in prepaid expenses and other assets, and an increase of $5.6 million of inventory as a result of the commercialization of LUXTURNA. The significant items in the change in operating liabilities include a decrease in accounts payable and accrued expenses of $8.4 million mainly due to large accruals at year-end related to bonus and other related salary accruals. The change in operating liabilities also includes an increase in deferred revenue and other liabilities of $115.4 million primarily due to the receipt of $105.0 million from entering into a license and commercialization agreement with Novartis in January 2018.

Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2017 was $1.7 million, consisting of costs related to the purchase of property and equipment of $2.2 million, offset by net proceeds from maturities of marketable securities of $0.5 million.
Net cash used in investing activities for the three months ended March 31, 2018 was $22.7 million, consisting of costs related to the net purchases of marketable securities of $16.6 million, the purchase of property and equipment of $4.1 million, and a product milestone payment of $2.0 million associated with the first product sale of LUXTURNA.

Net cash provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2017 was $3.4 million, which primarily consisted of proceeds from the exercise of stock options during the first quarter.
Net cash provided by financing activities for the three months ended March 31, 2018 was $0.3 million, which consisted of $1.3 million from the exercise of stock options and $0.8 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $1.7 million for our repurchase of common stock for tax withholding obligations on restricted stock that vested during the quarter and $0.1 million in payments of long-term debt.

Funding requirements
We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue to commercialize LUXTURNA, continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates.
The expected use of our cash and cash equivalents and marketable securities of $587.5 million as of March 31, 2018 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, commercialization of approved products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and marketable securities.
Based on our planned use of our cash and cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to continue to commercialize LUXTURNA, complete our Phase 1/2 trials for SPK-7001, SPK-9001 and SPK-8011, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2021. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaborations with Pfizer and Novartis. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Off-balance sheet arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual obligations
There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash and cash equivalents and marketable securities, including our investment in Selecta, of $587.5 million, primarily invested in U.S. government agency and corporate securities, cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at March 31, 2018, the net fair market value of our marketable securities would have resulted in a hypothetical decline of approximately $3.0 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We currently are not subject to any material legal proceedings.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 11 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks related to our financial position
We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred net losses. Our net losses were $52.3 million and $46.4 million for the three months ended March 31, 2017 and 2018, respectively. As of March 31, 2018, we had an accumulated deficit of $557.2 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering, or IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 21, 2015, June 20, 2016 and August 9, 2017. We received net proceeds from the IPO and follow-on offerings of $775.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building our team and engaging in activities to prepare for commercial launch of LUXTURNA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to commercially launch LUXTURNA in the United States;

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•
continue to grow a marketing and distribution infrastructure to commercialize LUXTURNA in the United States, and any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-7001, SPK-9001 and SPK-8011;

•	conduct IND-enabling studies for our preclinical programs;

•	initiate additional preclinical studies and clinical trials for our product candidates;

•	seek to identify additional product candidates;

•	build out additional laboratory and current good manufacturing practices, or cGMP, manufacturing capacity;

•	further develop our gene therapy platform;

•	further expand our medical affairs activities;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license product candidates and technologies.
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
We have generated limited revenue from product sales and may never be profitable.
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully develop and commercialize products.
While we began generating revenue from the sale of LUXTURNA in the first quarter of 2018, we do not expect to achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. Our ability to generate revenues from product sales and achieve profitability depends heavily on our, or our collaborators’, success in:

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
We were founded in March 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our most advanced product candidates, undertaking the commercial launch of LUXTURNA and establishing collaborations. Although we have commenced the initial phases of the commercialization of LUXTURNA, we have no history of commercializing pharmaceutical products, are still in the process of launching LUXTURNA and, to date, have not generated substantial revenue from the sale of LUXTURNA. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We are in the early stages of the process of transitioning from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.
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
Our operations have consumed significant amounts of cash since inception. As of March 31, 2018, our cash and cash equivalents and marketable securities, including our equity investment in Selecta, were $587.5 million. Our research and development expenses decreased from $32.7 million for the three months ended March 31, 2017 to $30.1 million for the three months ended March 31, 2018. We expect to incur significant operating expenses for the foreseeable future. We estimate that our cash and cash equivalents and marketable securities as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.
Our future capital requirements will depend on many factors, including:

•	our execution of our commercial launch of LUXTURNA (voretigene neparvovec) in the United States;

•
the cost and our ability to maintain the commercial infrastructure and manufacturing capabilities required, including product sales, medical affairs, diagnostics, marketing, manufacturing and distribution, to support LUXTURNA in the United States, and any other products for which we receive marketing approval;

•	qualifying for, and maintaining adequate coverage and reimbursement by, government and third-party payers on a timely basis for LUXTURNA and any other products for which we obtain marketing approval;

•	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials;

•	the costs and timing of manufacturing sufficient supplies of LUXTURNA to meet customer demand;

•	the scope, progress, results and costs of drug discovery, recruitment, laboratory testing, preclinical development and clinical trials for our product candidates;

•	the costs associated with the build out of additional laboratory and cGMP manufacturing capacity;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	revenue received from commercial sales of LUXTURNA and any other products for which we may obtain marketing approval, including amounts reimbursed by government and third-party payers;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our current collaboration agreements remaining in effect and our achievement of milestones and/or royalty payments under those agreements;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license product candidates and technologies.
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
The commercial success of LUXTURNA depends on the extent to which patients, physicians and payers accept and adopt LUXTURNA as a treatment for inherited retinal disease, or IRD, caused by biallelic mutations in the RPE65 gene, and we do not know whether our or others’ estimates in this regard will be accurate. While we conduct activities to raise awareness around genetic testing and inherited retinal diseases, there is significant uncertainty in the degree of market acceptance of LUXTURNA. In addition, physicians may not prescribe LUXTURNA, and patients may be unwilling to use LUXTURNA, if coverage is not provided or reimbursement is inadequate. Additionally, the use of LUXTURNA in a non-trial setting may result in unexpected, more serious or a greater incidence of adverse reactions that may negatively affect the commercial prospects of LUXTURNA. Furthermore, a significant negative development in any other gene therapy program or our failure to satisfy any post-marketing regulatory commitments and requirements to which we are or may become subject may adversely impact the commercial results and potential of LUXTURNA. We will conduct a post-marketing observational study of patients treated with LUXTURNA to further evaluate the long-term safety of LUXTURNA. If the results of this long-term study negatively change the benefit/risk profile of LUXTURNA, the commercial results of LUXTURNA and potentially any other product for which we receive marketing approval may be substantially diminished.
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
We have submitted, and had validated, a marketing authorization application, or MAA, to EMA for LUXTURNA, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. We have entered into a licensing and commercialization agreement with Novartis for the development and commercialization of voretigene neparvovec outside of the United States. The commercial success of voretigene neparvovec outside of the United States depends on our ability to obtain approval of our MAA by EMA and Novartis' success at commercializing voretigene neparvovec outside of the United States if and when approved. We have limited control over the amount and timing of resources that Novartis will dedicate to the commercialization of voretigene neparvovec, should it receive marketing approval.

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
While we have had discussions with third-party payers regarding our price for LUXTURNA, we still may receive substantial resistance to our pricing. To assist third-party payers and patients in obtaining and covering LUXTURNA, we have proposed novel payment and distribution programs to assist with the cost of LUXTURNA, including direct sales to payers and outcomes-based rebate arrangements. Even with these programs, there may be substantial resistance to the cost of LUXTURNA by third-party payers and the public generally. Additionally, to the extent reimbursement for LUXTURNA is subject to outcomes-based rebate arrangements, we may be liable for rebate payments in the future. These novel payment programs may not be sufficient for third-party payers to grant coverage, and if we are unable to obtain adequate coverage of LUXTURNA, the adoption of LUXTURNA by physicians and patients may be limited. This in turn could affect our ability to successfully commercialize LUXTURNA and adversely impact our business, financial condition, results of operations and prospects.
Risks related to the development of our product candidates
Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
We have concentrated our research and development efforts on our gene therapy platform, and our future success depends on our successful development of viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Currently, LUXTURNA is the only gene therapy product that has been approved for a genetic disease in the United States and only two such products have been approved in the EU. Although we intend to leverage our experience with LUXTURNA in our preclinical and clinical development of product candidates, we may be unable to reduce development timelines and costs for our other gene therapy development programs. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent us from completing our clinical trials, meeting the obligations of our collaborations or successfully commercializing LUXTURNA and any other products for which we obtain marketing approval on a timely or profitable basis, if at all. We, a collaborator or another group may uncover a previously unknown risk associated with AAV, and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.
In addition, the clinical trial requirements of FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only two gene therapy products for genetic diseases, uniQure N.V.’s Glybera and GlaxoSmithKline plc's Strimvelis, have received marketing authorization from EMA, and LUXTURNA is the only gene therapy product for a genetic disease to have received marketing approval from FDA. We do not yet know if or when it may be approved by EMA. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates in either the United States or the EU, or how long it will take to commercialize any other products for which we receive marketing approval. In addition, approvals by EMA may not be indicative of what FDA may require for approval and vice versa.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including Adverum Biotechnologies, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc., Abeona Therapeutics Inc., BioMarin Pharmaceutical Inc., GenSight Biologics SA, Horama SAS, Lysogene SAS, MeiraGTx Limited, Nightstar Therapeutics plc., REGENXBIO, Inc., Sangamo Therapeutics, Inc., Solid Biosciences, Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against LUXTURNA and any of our product candidates.

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

•
SPK-CHM. We are aware that Nightstar Therapeutics plc, or Nightstar, is developing an AAV-based gene therapy for the treatment of choroideremia. Nightstar has obtained orphan product designation in the United States and the European Union for this product candidate for the treatment of choroideremia and has announced that it has initiated a Phase 3 trial for choroideremia.

•
SPK-FIX. The standard of care for moderate to severe hemophilia B patients is an intravenously administered variety of plasma-derived, recombinant or long-acting factor FIX products that are produced by a number of companies, including Pfizer Inc., or Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Shire PLC, Sangamo Therapeutics, Inc., Freeline Therapeutics and uniQure N.V.

•
SPK-FVIII. The standard of care for moderate to severe hemophilia A patients is intravenously administered factor VIII protein or its derivatives that are produced by a number of companies. There are other companies developing gene therapies to treat hemophilia A, including 4D Molecular Therapeutics, BioMarin Pharmaceutical Inc., Ultragenyx Pharmaceuticals, Inc., in collaboration with Bayer HealthCare, Shire PLC, uniQure N.V., Sangamo Therapeutics, Inc. in collaboration with Pfizer and Telethon Institute for Gene Therapy in collaboration with Sanofi.

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
Our business could be affected by government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product and any of our product candidates that may be approved in the future, which would adversely affect our revenue and results of operations.
We expect that coverage and reimbursement of pharmaceutical drugs may be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, increased public scrutiny has been placed on wholesale prices of drugs, and such prices continue to be subject to intense political and public debate in the United States and abroad. Government and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the United States. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At least seven states have passed legislation related to drug price transparency and many others have pending legislation. In addition, there have been proposals to impose federal rebates on Medicare Part D drugs, which would require federally-mandated rebates on either all drugs dispensed to Medicare Part D beneficiaries or on only those drugs dispensed to certain groups of lower income beneficiaries. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payers, which may render our product or any product candidates for which we obtain marketing approval not commercially viable or may adversely affect our anticipated future revenues and gross margins.
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
The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products and any future products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
The cost of a single administration of gene therapy products can be substantial. We expect that coverage and reimbursement by government and private payers will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product, and any product candidates for which we obtain marketing approval, will depend substantially, both domestically and abroad, on the extent to which the prices of such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payers. Coverage and reimbursement by a third-party payer may depend upon several factors, including the third-party payer’s determination that use of a product is:

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
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payers, including government payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payers and government payers develop their coverage and reimbursement policies. LUXTURNA has been approved for coverage and reimbursement by CMS, the agency responsible for administering the Medicare program. We cannot be assured that Medicare or Medicaid will cover any other approved products or provide reimbursement at adequate levels to realize a sufficient return on our investment. Moreover, reimbursement agencies in the EU may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain EU Member States. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for our products for which we obtain marketing approval.
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
A health technology assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the UK, France, Germany, Ireland, Italy and Sweden. An HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. An HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of an HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU Member States. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, a voluntary network of national authorities or bodies responsible for an HTA in the individual EU Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU Member States and in pricing and reimbursement decisions and may negatively affect price in at least some EU Member States.
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
If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources in connection with the commercialization of LUXTURNA in the United States as well as to manage our operations, continue our research and development activities and, over the longer term, continue to build a commercial infrastructure to support commercialization of any other products for which we obtain marketing approval. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates and the commercialization of LUXTURNA requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development, commercialization and growth goals.
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
Failure to comply with reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs could result in additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We have certain price reporting obligations to the Medicaid Drug Rebate program, Medicare and/or other governmental pricing programs, such as state Medicaid supplemental rebate programs. By participating in the Medicaid Drug Rebate program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Such rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data may include the AMP and, for certain drugs, best price, which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with any required price reporting and rebate payment obligations could negatively impact our financial results and could result in penalties.
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
The PPACA obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340b program to obligate a manufacturer to offer the 340b price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently updated the agreement with participating manufacturers. The PPACA also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340b program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of the 340b ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. On April 30, 2018, the Office of Management and Budget posted a notice on its website signaling the withdrawal of the final regulation regarding the calculation of the 340b ceiling price. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340b program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340b program to additional covered entities or would require participating manufacturers to agree to provide 340b discounted pricing on drugs used in an inpatient setting.
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
The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have been decided by the Supreme Court of the United States, or Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to not patent-eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent eligible.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. We have filed an application seeking patent term extension on our LUXTURNA patent but there is a risk that the patent office will not approve the application. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of May 2, 2018, we had outstanding options to purchase an aggregate of 3,954,351 shares of our common stock, of which options to purchase 1,803,727 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.
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
Our stock price is likely to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the commercial success of LUXTURNA;

•	results of clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	commencement or termination of collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs and the commercialization of LUXTURNA;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	negative publicity around gene therapy in general, LUXTURNA or our product candidates;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry and market conditions.
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

As of March 31, 2018, we have used approximately $117.2 million of the net proceeds from the offering primarily to fund research and development, for working capital and for other general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.  There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of March 31, 2018, the remaining amount of the net proceeds is included as cash and cash equivalents and marketable securities.

Item 5. Other Information

None.

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1†	Supply Agreement, dated January 24, 2018 between the Registrant and Novartis Pharma AG	10-K	001-36819	2/27/2018	10.36

10.2†	License and Commercialization Agreement, dated January 24, 2018 between the Registrant and Novartis Pharma AG	10-K	001-36819	2/27/2018	10.37

10.3††	Manufacture and Supply Agreement, dated February 16, 2018, between the Registrant and Pfizer					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2018 and (iv) Notes to Unaudited Consolidated Financial Statements.
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

Date: May 8, 2018
SPARK THERAPEUTICS, INC.

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Chief Financial Officer
(Principal Financial Officer)