Form 10-Q
period 2018-06-30
Spark Therapeutics, Inc.
filed 2018-08-08
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018 there were 37,571,535 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

•
the timing, scope or likelihood of regulatory filings and approvals, including the timing of European Medicines Agency, or EMA, approval, if any, for the marketing authorization application, or MAA, of LUXTURNA;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets (unaudited)
(in thousands, except share and per share data)

	December 31, 2017	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$96,748	$201,086
Marketable securities	423,419	446,141
Trade and other receivables	7,906	25,239
Inventory	—	12,674
Prepaid expenses	5,093	6,414
Total current assets	533,166	691,554
Marketable securities	20,035	9,552
Property and equipment, net	61,713	68,698
Goodwill	1,254	1,223
Other assets	628	2,492
Total assets	$616,796	$773,519
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,183	$8,785
Accrued expenses	24,697	23,849
Current portion of long-term debt	312	317
Current portion of deferred rent	969	989
Current portion of deferred revenue	11,969	1,841
Current other liabilities	1,557	1,656
Total current liabilities	53,687	37,437
Long-term debt	912	752
Long-term deferred rent	8,318	7,914
Long-term deferred revenue	—	105,000
Other liabilities	40,255	38,676
Total liabilities	103,172	189,779
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 37,131,626 shares issued and 37,111,404 shares outstanding as of December 31, 2017; 37,543,411 shares issued and 37,476,978 shares outstanding as of June 30, 2018	37	38
Additional paid-in capital	1,026,590	1,065,438
Accumulated other comprehensive loss	(5,914)	(643)
Treasury stock, at cost, 20,222 shares as of December 31, 2017 and 66,433 shares as of June 30, 2018	(1,226)	(4,020)
Accumulated deficit	(505,863)	(477,073)
Total stockholders’ equity	513,624	583,740
Total liabilities and stockholders’ equity	$616,796	$773,519
See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Revenues:
Product sales, net	$—	$4,314	$—	$6,733
Contract revenue	1,483	20,871	2,758	34,128
Total revenues	1,483	25,185	2,758	40,861
Operating expenses:
Cost of product sales	—	269	—	390
Cost of contract revenue	—	4,242	—	5,111
Research and development	32,989	25,524	65,338	55,633
Acquired in-process research and development	3,070	—	3,457	—
Impairment of acquired in-process research and development	15,696	—	15,696	—
Selling, general and administrative	26,729	29,749	48,142	63,238
Total operating expenses	78,484	59,784	132,633	124,372
Loss from operations	(77,001)	(34,599)	(129,875)	(83,511)
Unrealized gain on equity investments	—	2,255	—	2,619
Interest income, net	532	2,521	1,117	4,706
Other income	—	110,000	—	110,000
Income (loss) before income taxes	(76,469)	80,177	(128,758)	33,814
Income tax benefit (expense)	2,109	(12)	2,109	(22)
Net income (loss)	$(74,360)	$80,165	$(126,649)	$33,792
Basic net income (loss) per common share	$(2.40)	$2.15	$(4.10)	$0.91
Diluted net income (loss) per common share	$(2.40)	$2.07	$(4.10)	$0.88
Weighted average basic common shares outstanding	30,968,450	37,254,003	30,870,740	37,150,693
Weighted average diluted common shares outstanding	30,968,450	38,702,598	30,870,740	38,385,097

Net income (loss)	$(74,360)	$80,165	$(126,649)	$33,792
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	1,644	470	1,343	306
Foreign exchange translation adjustment	697	(58)	102	(37)
Total comprehensive income (loss)	$(72,019)	$80,577	$(125,204)	$34,061

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows (unaudited)
(in thousands)

	Six months ended June 30,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$(126,649)	$33,792
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash rent expense (income)	534	(1,118)
Depreciation and amortization expense	2,226	3,125
Loss on disposal of property and equipment	—	59
Acquired in-process research and development	3,457	—
Stock-based compensation expense	18,389	26,341
Impairment of acquired in-process research and development	15,696	—
Non-cash income tax benefit	(2,109)	—
Gain from sale of priority review voucher	—	(110,000)
Non-cash interest income	—	(934)
Changes in operating assets and liabilities:
Inventory	—	(12,674)
Prepaid expenses and other assets	(3,668)	(1,259)
Trade and other receivables	11,682	(17,326)
Accounts payable and accrued expenses	4,842	(8,023)
Deferred rent	2,480	—
Deferred revenue	(2,758)	94,872
Net cash (used in) provided by operating activities	(75,878)	6,855
Cash flows from investing activities:
Proceeds from sale of priority review voucher	—	110,000
Payment for license agreement	—	(2,000)
Purchase of acquired in-process research and development	(3,457)	—
Purchases of marketable securities	(66,537)	(232,045)
Proceeds from maturities of marketable securities	126,367	220,112
Purchases of property and equipment	(7,221)	(8,129)
Net cash provided by investing activities	49,152	87,938
Cash flows from financing activities:
Proceeds from exercise of options	5,168	11,746
Purchase of treasury stock	(471)	(2,794)
Proceeds from issuance of common stock under ESPP	—	762
Payments on long-term debt	(150)	(155)
Net cash provided by financing activities	4,547	9,559
Effect of exchange rate changes on cash and cash equivalents	68	(14)
Net (decrease) increase in cash and cash equivalents	(22,111)	104,338
Cash and cash equivalents, beginning of period	58,923	96,748
Cash and cash equivalents, end of period	$36,812	$201,086

Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$1,422	$4,566
One Drexel Plaza lease cost included in other liabilities	$—	$722
See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Notes to consolidated financial statements
(unaudited)

(1) The Company
Spark Therapeutics, Inc. was formed on March 13, 2013, in the state of Delaware as AAVenue Therapeutics, LLC and amended its Certificate of Formation in October 2013 to change its name to Spark Therapeutics LLC. In May 2014, it converted from a limited liability company to a C corporation, Spark Therapeutics, Inc. (the Company). The Company is a gene therapy company, seeking to transform the lives of patients suffering from debilitating genetic diseases by developing potentially one-time, life-altering treatments. The Company operates in one segment and has its principal offices in Philadelphia, Pennsylvania.
In December 2017, the U.S. Food and Drug Administration (FDA) approved LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy.

(2) Development-stage risks
Although the Company had net income in the quarter ended June 30, 2018, the Company has incurred net losses since inception and expects to incur net losses for the foreseeable future. The Company had an accumulated deficit of $477.1 million as of June 30, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of LUXTURNA and its other product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its other product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2018, its results of operations for the three and six months ended June 30, 2017 and 2018 and cash flows for the six months ended June 30, 2017 and 2018. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

(c) Trade and other receivables
Trade accounts receivable are recorded at gross value, and reserves for other sales-related allowances, such as discounts, rebates, services and insurance co-pay assistance, are included in accrued expenses on the Company's consolidated balance sheets.

(d) Inventory
Inventory is stated at the lower of cost or net realizable value and consists of those costs incurred following FDA approval of LUXTURNA. Cost is determined using the first-expired, first-out (FEFO) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Based on management's assessment, no such inventory reserve is necessary as of June 30, 2018.
Inventory consisted of the following (in thousands):

June 30, 2018
Raw materials	$1,663
Work in process	10,994
Finished goods	17
$12,674

(e) Fair value of financial instruments
Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents, trade and other receivables, accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. Management believes the carrying value of debt approximates fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions.

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
The Company’s net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. All sales are recognized when control is transferred, which follows the Company’s verification of a scheduled LUXTURNA treatment.
The Company’s product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, Company management estimates that there is minimal risk of product return, including the risk of product expiration.

(g) Contract revenue
Under certain of the Company’s licensing, supply and collaboration agreements, it is entitled to receive payment upon the achievement of contingent milestone events or the performance of obligations. The Company recognizes revenue based on guidance in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.
Prior to 2018, the Company generated revenue solely through license and collaborative arrangements. In the first quarter of 2018, the Company adopted ASC 606. The adoption of this standard resulted in no cumulative adjustment to the Company’s consolidated financial statements.
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

(h) Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2018, diluted net income per share is determined by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of common stock equivalents. For the three and six months ended June 30, 2017, common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same for the three and six months ended June 30, 2017.
A reconciliation of basic and diluted net income (loss) per common share is as follows (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018

Numerator:
Net income (loss)	$(74,360)	$80,165	$(126,649)	$33,792
Denominator:
Weighted average shares	30,968,450	37,254,003	30,870,740	37,150,693
Effect of dilutive options and restricted stock	—	1,448,595	—	1,234,404
Weighted average dilutive shares	30,968,450	38,702,598	30,870,740	38,385,097

Basic net income (loss) per common share	$(2.40)	$2.15	$(4.10)	$0.91
Diluted net income (loss) per common share	$(2.40)	$2.07	$(4.10)	$0.88
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2017 and 2018 as they would be anti-dilutive:

	June 30, 2017	June 30, 2018
Unvested restricted common shares	680,653	69,914
Stock options issued and outstanding	4,288,562	395,430

(i) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of June 30, 2018 represents the net excess of rent expense over the actual cash paid for rent plus tenant improvement allowances received.

(j) Other comprehensive loss
The Company follows the provisions of FASB ASC 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income (loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income

(loss) includes gains and losses related to changes in the fair value of available for sale securities and foreign currency translation.
The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized (loss) gain on available for sale securities	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2017	$(5,964)	$50	$(5,914)
Cumulative adjustment to prior accumulated deficit	5,002	—	5,002
Current period other comprehensive income (loss)	306	(37)	269
Balance as of June 30, 2018	$(656)	$13	$(643)

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

In May 2014, the FASB issued a new standard, ASC 606, regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. ASC 606 provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The allowable adoption methods are the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company adopted ASC 606 using the modified retrospective method and the adoption had no cumulative adjustment to its consolidated financial statements as it relates to the Pfizer Inc. (Pfizer) collaboration agreement discussed in note 13. For the six months ended June 30, 2018, the impact of the adoption of ASC 606 resulted in the recognition of $14.0 million and $5.1 million in contract revenue and cost of contract revenue, respectively, that would not have been recognized under prior revenue recognition guidance in effect during 2017.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. The Company adopted this guidance effective January 1, 2018, and the adoption required an adjustment of $5.0 million to accumulated deficit, which was related to an equity security investment on the consolidated balance sheet.

(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2017 and June 30, 2018 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017
U.S. government agency	$222,179	$—	$(640)	$221,539
Corporate securities	$227,238	$—	$(5,323)	$221,915
June 30, 2018
U.S. government agency	$229,645	$2	$(392)	$229,255
Corporate securities	$229,086	$5	$(2,653)	$226,438
No available-for-sale securities held as of June 30, 2018 had remaining maturities greater than two years.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2017:
Assets:
Money market funds (included in cash and cash equivalents)	$90,348	—	—
Corporate securities (included in cash and cash equivalents)	$5,548	—	—
Marketable securities - U.S. government agencies	$221,539	—	—
Marketable securities - corporate securities	$220,020	$1,895	—
At June 30, 2018:
Assets:
Money market funds (included in cash and cash equivalents)	$200,441	—	—
Marketable securities - U.S. government agencies	$229,255	—	—
Marketable securities - corporate securities	$226,438	—	—

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2018 consisted of money market funds.

(b) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the six months ended June 30, 2018 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 13), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value, and changes in fair value are recognized in the consolidated statements of operations and comprehensive income (loss).

(6) Sale of priority review voucher
In May 2018, the Company sold the rare pediatric disease priority review voucher (PRV) it received from FDA in connection with the U.S. approval of LUXTURNA to Jazz Pharmaceuticals Ireland Limited for consideration of $110.0 million. The proceeds from the sale of the PRV were recognized as a gain on the sale of an intangible asset, within other income on the consolidated statements of operations and comprehensive income (loss), as the PRV did not have a carrying value on the Company’s consolidated balance sheet at the time of sale.

(7) Impairment of acquired in-process research and development
The acquired in-process research and development (IPR&D) asset was an indefinite-lived intangible asset and was assessed for impairment annually, or more frequently if impairment indicators existed. During the three months ended June 30, 2017, the Company determined that it would no longer pursue product candidates utilizing the technology acquired from Genable Technologies, Ltd. in March 2016 and, accordingly, recorded a non-cash impairment charge of $15.7 million within its consolidated statements of operations and comprehensive income (loss).  Additionally, the Company recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the IPR&D during the three months ended June 30, 2017.

(8) Accrued expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2017	June 30, 2018
Compensation and benefits	$15,012	$9,465
Consulting and professional fees	4,846	9,984
Research and development	2,809	2,352
Other	2,030	2,048
Total accrued expenses	$24,697	$23,849

(9) Stockholders’ equity
The Company’s certificate of incorporation and bylaws contain the rights, preferences and privileges of the Company’s stockholders and their respective shares. The Company has authorized 150,000,000 shares of common stock and 5,000,000 shares of preferred stock.
In 2013 and 2014, the Company issued restricted stock to various employees, directors and consultants of the Company. The vesting terms of the restricted stock issued varied, but primarily, shares vested 25% on the first anniversary of the vesting commencement date and then quarterly over the next three years, with accelerated vesting in the event of a change in control, as defined. Any unvested shares are forfeited in the event that the individual ceases to provide services to the Company.
Additionally, in 2014, 200,000 restricted shares of common stock were issued to The Trustees of the University of Pennsylvania (Penn) in connection with a license agreement, of which 175,000 shares have vested. The remaining shares were canceled during the six months ended June 30, 2018.

For the six months ended June 30, 2017, the Company recorded compensation expense of $20 thousand and $0.8 million in selling, general and administrative expense and research and development expense, respectively, related to the restricted shares. For the six months ended June 30, 2018, the Company recorded an immaterial amount of compensation expense in selling, general and administrative expense and $2.2 million of expense in research and development expense related to the restricted shares.
The following table summarizes restricted stock activity:

Number of shares
Nonvested shares at December 31, 2017	100,834
Shares canceled	(25,000)
Shares vested	(75,834)
Nonvested shares at June 30, 2018	—

(10) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2018, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,485,322 shares. As of June 30, 2018, 1,238,056 shares were available for future grants under the 2015 Plan.
In January 2018, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 371,330 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 1,137,539 shares of common stock. For the six months ended June 30, 2018, 13,463 shares were issued under the 2015 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type was as follows (in thousands):

	Six months ended June 30,
	2017	2018
Stock options	$13,952	$15,558
Restricted stock	3,466	8,262
Employee stock purchase plan	178	359
	$17,596	$24,179
Of the $24.2 million of stock-based compensation expense incurred during the six months ended June 30, 2018, $10.2 million is classified as research and development expense and $14.0 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Of the $17.6 million of stock-based compensation expense incurred during the six months ended June 30, 2017, $7.2 million is classified as research and development expense and $10.4 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

Stock options
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2017	3,522,874	$40.11
Granted	671,500	$52.02
Exercised	(284,454)	$41.29
Canceled	(86,110)	$51.02
Outstanding at June 30, 2018	3,823,810	$41.87
Vested at June 30, 2018	1,830,098	$32.88

Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2017	697,667	$63.40
Shares granted	491,500	$54.44
Shares vested	(141,368)	$59.08
Shares canceled	(56,184)	$61.79
Nonvested shares at June 30, 2018	991,615	$59.67

(11) Related-party transactions
As of December 31, 2017, and June 30, 2018, the Children's Hospital of Philadelphia (CHOP) was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the six months ended June 30, 2017, and 2018, the Company recorded $0.3 million and $0.6 million, respectively, of selling, general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive (income) loss.
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development, and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical, and administrative services to be provided by CHOP to the Company. The Company recorded $3.3 million as research and development expense in each of the six months ended June 30, 2017, and 2018.
As of December 31, 2017, $0.3 million and $1.4 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of June 30, 2018, $0.1 million and $1.0 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(12) Commitments and contingencies
In November 2016, the Company entered into a lease agreement for approximately 49,000 square feet of office space in Philadelphia, Pennsylvania, that will terminate on March 31, 2027. Under this lease, the Company received $1.6 million of tenant improvement allowances during 2017. In January 2017, the Company amended its lease for office space in Philadelphia to lease an additional 24,800 square feet that commenced on January 1, 2018, and terminate on December 31, 2028. In November 2017, the Company amended this lease to accelerate the termination date of approximately 50,000 square feet of office space, with such termination to occur, at the latest, in December 2022. The Company recorded an expense of $6.9 million associated with the change in termination date in 2017. As of June 30, 2018, $4.4 million is recorded as long-term other liabilities and $1.7 million is recorded as current other liabilities on the accompanying consolidated balance sheet related to the termination expense.
The following table reconciles the termination cost discussed above (in thousands):

	Balance as of December 31, 2017	Recognized during the six months ended June 30, 2018	Balance as of June 30, 2018
Contract termination liability	$6,827	$758	$6,069
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
At June 30, 2018, the lease financing obligation balance was $34.3 million and was recorded as a long-term other liability on the consolidated balance sheets.

(13) Collaboration and license agreements
(a) Pfizer
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

In February 2018, the Company entered into a supply agreement with Pfizer to begin production in 2018 for one batch of drug substance expected to be used for Phase 3 development. The Company received $7.0 million upfront and will receive up to $7.0 million upon delivery. The $14.0 million of consideration is being recognized as revenue as batches of the drug substance is completed.
During the six months ended June 30, 2017, and 2018, the Company recognized $2.8 million and $34.1 million of contract revenue, respectively, related to the Company's agreements with Pfizer. During each of the six months ended June 30, 2017 and 2018, the Company recorded $2.1 million as a reduction to research and development expenses for the reimbursement of costs from Pfizer. As of June 30, 2018, there is $1.8 million of current deferred revenue on the consolidated balance sheet related to the Pfizer agreements.
In July 2018, Pfizer announced they have initiated a Phase 3 program following the Company's transfer of responsibility for the hemophilia B gene therapy program to Pfizer.

(b) Novartis
In January 2018, the Company entered into a licensing and commercialization agreement (Novartis License Agreement) with Novartis Pharma AG (Novartis) to develop and commercialize voretigene neparvovec (also known as LUXTURNA) outside the United States. Under the terms of the Novartis License Agreement, the Company has granted Novartis an exclusive right and license, with the right to grant certain sublicenses, under the Company’s intellectual property reasonably necessary or useful for the development or commercialization of LUXTURNA for the treatment, prevention, cure or control of RPE65-mediated inherited retinal disease (IRD) in humans outside the United States. Under the terms of the Novartis License Agreement, the Company received a non-refundable, one-time payment of $105.0 million in the first quarter of 2018, which is included as deferred revenue on the accompanying consolidated balance sheet as of June 30, 2018. The Company is eligible to receive up to an additional $65.0 million in aggregate milestone payments. The Company also is entitled to receive royalty payments at a percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances.
In conjunction with the Novartis License Agreement, the Company and Novartis also entered into a Supply Agreement, under which the Company has agreed to supply all of the commercial supply of voretigene neparvovec required by Novartis, subject to certain conditions. The Supply Agreement continues until the expiration or early termination of the Novartis License Agreement. In addition, either party may terminate the Supply Agreement upon the other party’s uncured material breach of the Supply Agreement, insolvency or bankruptcy. The majority of the $170.0 million of consideration associated with the Novartis License Agreement will be recognized as revenue as the Company sells supply to Novartis.

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
In connection with the execution of the Selecta License Agreement, the Company paid Selecta an upfront payment of $10.0 million in December 2016. Additional payments in the aggregate of $5.0 million were paid in June 2017 and October 2017 pursuant to the terms of the Selecta License Agreement and the Letter Agreement. On a target-by-target basis, the Company will be responsible to pay up to an aggregate of $430.0 million in milestone payments for each target, with up to $65.0 million being based on the Company’s achievement of specified development and regulatory milestones and up to $365.0 million for commercial milestones, as well as tiered royalties on global net sales at percentages ranging from mid-single to low-double digits. For a period of 3 years, the Company has the right to fund up to 50% of any development or regulatory milestone payable to Selecta by issuing to Selecta shares of the Company’s common stock having a fair market value equal to the percentage of such development or regulatory milestone, as applicable. The Selecta License Agreement will continue on a country-by-country and product-by-product basis until the expiration of the Company's royalty payment obligations with respect to such product in such country unless earlier terminated by the parties. The Selecta License Agreement may be terminated by the Company for convenience upon 90 days’ notice and the Company will not be required to make any payments. Either party may terminate the Selecta License Agreement on a target-by-target basis for material breach with respect to such target.
In connection with the Selecta License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta's common stock for $5.0 million in December 2016. An additional 324,362 unregistered shares of Selecta's common stock were purchased for $5.0 million in June 2017, and 205,254 unregistered shares of Selecta's common stock were purchased for $5.0 million in October 2017. These shares are classified as available-for-sale securities as of June 30, 2018.
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

(14) Subsequent Event

On July 3, 2018, the Company entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) as lender (the Credit Agreement), pursuant to which Wells Fargo extended a $50.0 million term loan to the Company, which bears interest at one-month LIBOR plus 0.65%, which rate is converted to a fixed rate per annum of 3.463% under the swap agreement discussed below. The term loan was fully drawn on the date of the Credit Agreement and matures on July 3, 2023. Through June 2019, the Company will only be obligated to make monthly interest payments with respect to the term loan. Thereafter, the term loan will amortize in equal monthly installments through maturity. In connection with the Credit Agreement, the Company entered into a cash collateral and swap agreement with Wells Fargo on July 3, 2018.
In August 2018, the Company entered into a Dedicated Manufacturing and Commercial Supply Agreement (the Brammer Agreement) with Brammer Bio MA, LLC (Brammer), pursuant to which Brammer has agreed to manufacture and supply certain products for the Company for clinical trial and commercialization purposes. During the term of the agreement, the Company will have access to a dedicated, specified portion of the manufacturing capacity in Brammer’s manufacturing facility located in Cambridge, Massachusetts, as well as non-dedicated capacity at Brammer’s facilities for manufacturing and other supply-related activities. Under the Brammer Agreement, the Company will make an upfront payment of $4.0 million to Brammer.

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
In December 2017, the U.S. Food and Drug Administration, or FDA, approved LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy, a genetic blinding condition caused by mutations in the RPE65 gene. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an inherited retinal disease, or IRD, and the first adeno-associated virus, or AAV, vector gene therapy approved in the United States. LUXTURNA will be manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan product designation and, upon approval, we received a rare pediatric disease priority review voucher, or PRV, that we sold to Jazz Pharmaceuticals Ireland Limited in May 2018. In January 2018, we entered into a licensing and commercialization agreement with Novartis Pharma AG, or Novartis, for the development and commercialization of investigational voretigene neparvovec outside the United States. We continue to advance the regulatory review by the European Medicines Agency, or EMA, and expect a Committee for Medicinal Products for Human Use, or CHMP, opinion in September, with a formal action by European Commission in the fourth quarter of 2018.
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

We have two gene therapy product candidates, to which we retain global commercialization rights, in clinical development: (i) SPK-7001, targeting choroideremia, or CHM, currently in a Phase 1/2 clinical trial, and (ii) SPK-8011, our lead product candidate in the SPK-FVIII program for hemophilia A, currently in Phase 1/2 clinical trial. A third clinical-stage product candidate, SPK-9001, our lead product candidate in the SPK-FIX program for hemophilia B, was recently transitioned to Pfizer, Inc., or Pfizer, per our license agreement. Pfizer recently announced the initiation of a Phase 3 program for SPK-9001, now referred to as PF-06838435 or fidanacogene elaparvovec.
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
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. In July 2016, FDA granted breakthrough therapy designation to SPK-9001, the lead product candidate in our SPK-FIX program. In July 2018, we transitioned the program to Pfizer for Phase 3 development.
Throughout 2017 and 2018, Pfizer and we provided periodic updates at medical meetings on the progress of the Phase 1/2 trial of SPK-9001. Most recently, in May 2018 at the World Federation of Hemophilia, or WFH, we presented interim data, as of the May 7, 2018, cutoff date, that the annualized bleeding rate for the fifteen trial subjects had been reduced by 98% and the annualized infusion rate had been reduced by 99%.  The data also demonstrated evidence of long-term durability with more than two years of follow-up in some participants, with infrequent and transient transaminase elevations. No participants developed factor IX inhibitors and no SAEs or thromboembolic events have been reported. In February 2018, we entered into a supply agreement with Pfizer for production of one batch of SPK-9001 drug substance.
In our SPK-FVIII program for the treatment of hemophilia A, we initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, in 2017. As of a July 13, 2018, data cutoff date, we had enrolled 12 participants in the trial - two at a dose of 5 x 1011 vector genomes (vg)/kilogram of body weight, three at a dose of 1 x 1012 vg/kg and seven at a dose of 2 x 1012 vg/kg. Across all 12 participants at the three doses tested, we saw a 97% reduction in annualized bleeding rate (ABR) and a 97% reduction in annualized infusion rate (AIR). We also saw evidence of stable, durable expression, with no decline in plateau factor VIII activity levels in both participants in the 5 x 1011 vg/kg cohort, both of which have been followed for greater than one year. We demonstrated a dose response, with the higher dose leading to higher factor VIII levels across the three dose cohorts.
As of the data cutoff date, five of the participants in the 2 x 1012 vg/kg cohort had factor VIII activity levels between 16% and 49%, with follow-up ranging from 12 to 30 weeks. The mean factor VIII activity for these five participants was 30%, based on average factor VIII levels post-12 weeks after infusion. These five participants have reduced their overall ABR by 100% and their AIR by 100% (calculated based on data after week four). The other two participants in this cohort had an immune response that caused their factor VIII activity levels to decline to less than 5%. Clinically, both participants have progressed from prophylactic to on-demand treatment and have seen meaningful reductions in ABR and AIR. One of these participants did not rapidly respond to oral steroids and elected to be admitted to the hospital to receive two intravenous infusions of methylprednisolone rather than having the infusions on an outpatient basis. The event subsequently resolved, but the admission to the hospital met the criteria for a serious adverse event.
Across the study, seven of the 12 participants received a tapering course of oral steroids in response to an alanine aminotransferase (ALT) elevation above patient baseline, declining factor VIII levels and/or positive IFN-gamma enzyme-linked immunospots (ELISPOTs). For these seven participants, steroids led to a normalization of ALT and ELISPOTs. For all but the two participants mentioned above in the 2 x 1012 vg/kg dose cohort, oral steroids led to a stabilization of factor VIII levels. We plan to incorporate a course of prophylactic steroids going forward in the development program.
We have scaled our mammalian cell-based suspension process to a 200 liter single-use bioreactor level and have achieved initial yields that are supportive of our future clinical and commercial requirements. We will confirm the comparability of material manufactured with this suspension process to material manufactured with our adherent process as part of our Phase 1/2 study. We also have secured dedicated manufacturing capacity at Brammer Bio's facility in Cambridge, Massachusetts.
In August, we announced plans to take SPK-8011 at a dose of 2 x 1012 vg/kg into Phase 3 clinical trials, beginning with a run-in study in the fourth quarter of 2018. In February 2018, FDA granted SPK-8001 breakthrough therapy designation. We retain global commercialization rights to the SPK-FVIII program.
We have several product candidates in various stages of preclinical development. The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. We have several preclinical programs targeting other IRDs. We are developing other liver-directed gene therapies, including SPK-GAA for Pompe disease, an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen in cells, for which there are shortcomings in current enzyme replacement standard of care. We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
With the sale of our PRV in May 2018, we were profitable for the three and six months ended June 30, 2018, although with the exception of such periods, we have incurred net losses since inception. We have an accumulated deficit of $477.1 million as of June 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations. For the six months ended June 30, 2017 and 2018, we incurred $65.3 million and $55.6 million of research and development expenses, respectively, and $48.1 million and $63.2 million of selling, general and administrative expenses, respectively.
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

Through June 30, 2018, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $858.2 million.

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
Our net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. All sales are recognized when control is transferred, which follows our verification of a scheduled LUXTURNA treatment.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, we estimate that there is minimal risk of product return, including the risk of product expiration.
During the six months ended June 30, 2018, we recognized $6.7 million in net product sales. Gross sales were $7.6 million, net of $0.9 million of product sales allowances. We expect that net product sales of LUXTURNA will fluctuate quarter over quarter, in particular as we continue to build and promote access. Net product sales for the six months ended June 30, 2018, may not be representative of our sales for any future six month period.
Contract Revenues
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintain responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials, which completion occurred in July 2018. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. In November 2017, we amended our global collaboration agreement with Pfizer. Under the terms of this amendment, we have received $15.0 million in payments and are eligible to receive an additional $10.0 million. In February 2018, we entered into a supply agreement with Pfizer to begin production in 2018 for one batch of drug substance expected to be used for Phase 3 development. We received $7.0 million upfront and will receive up to $7.0 million upon delivery. In July 2018, Pfizer announced the initiation of a Phase 3 program following our transfer of responsibility for the hemophilia B gene therapy program to Pfizer.
During the six months ended June 30, 2017 and 2018, we recognized $2.8 million and $34.1 million of contract revenue, respectively, related to our Pfizer agreements and, as of June 30, 2018, there was $1.8 million of current deferred revenue included on our consolidated balance sheet.

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
We anticipate that our selling, general and administrative expenses will increase in the future as we increase our headcount to support our continued growth and the commercialization of our approved products. We also anticipate increases in expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. With the approval of our first product, LUXTURNA in December 2017, we have incurred, and anticipate incurring further, increases in payroll and related expenses as a result of our commercial operations, especially as they relate to sales and marketing.

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
Revenue recognition
Prior to 2018, we generated revenue solely through license and collaboration arrangements. In the first quarter of 2018, the Company adopted Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. The adoption of this guidance resulted in no cumulative adjustment to the Company’s consolidated financial statements.
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
Our net product sales represent total gross product sales in the United States less allowances for estimated discounts, service fees and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. All sales are recognized when control is transferred, which follows our verification of a scheduled LUXTURNA treatment.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, we estimate that there is minimal risk of product return, including the risk of product expiration.

Results of operations
Comparison of the three months ended June 30, 2017 and 2018

	Three months ended June 30,
	2017	2018
	(in thousands)
Revenues:
Product sales, net	$—	$4,314
Contract revenue	1,483	20,871
Total revenues	1,483	25,185
Operating expenses:
Cost of product sales	—	269
Cost of contract revenue	—	4,242
Research and development	32,989	25,524
Acquired in-process research and development	3,070	—
Impairment of acquired in-process research and development	15,696	—
Selling, general and administrative	26,729	29,749
Total operating expenses	78,484	59,784
Loss from operations	(77,001)	(34,599)
Unrealized gain on equity investments	—	2,255
Interest income, net	532	2,521
Other income	—	110,000
Income (loss) before income taxes	(76,469)	80,177
Income tax benefit (expense)	2,109	(12)
Net income (loss)	$(74,360)	$80,165

Revenues
In the three months ended June 30, 2018, we recognized $25.2 million in total revenues, of which $4.3 million was net sales of LUXTURNA and $20.9 million was associated with our agreements with Pfizer. In the three months ended June 30, 2017, we recognized $1.5 million in total revenues associated with our Pfizer agreement.

Cost of product sales
Cost of product sales in the three months ended June 30, 2018, was $0.3 million, and consists of manufacturing, shipping and other costs, as well as royalties. A substantial portion of the inventory sold during the period was produced prior to FDA approval and, therefore, was expensed previously as research and development.

Cost of contract revenue
Cost of contract revenue in the three months ended June 30, 2018, was $4.2 million, and consists of manufacturing and other costs associated with our contract agreements.

Research and development expenses
Our research and development expenses for the three months ended June 30, 2018 were $25.5 million compared with $33.0 million for the three months ended June 30, 2017. The $7.5 million decrease was due to a decrease of $6.2 million in internal research and development expenses and $1.3 million in external research and development expenses. The $6.2 million decrease in internal research and development expenses primarily was due to salaries and other costs associated with LUXTURNA, which were allocated to inventory upon FDA approval. The $1.3 million decrease in external research and development expenses was primarily due to a $2.5 million decrease in expenses related to LUXTURNA and a $1.4 million decrease in our SPK-CHM and SPK-FIX clinical programs. These decreases were offset by an increase of $2.6 million in expenses related to our hemophilia A program.
The following table summarizes our research and development expenses by product candidate or program for the three months ended June 30, 2017 and 2018:

	Three months ended June 30,
	2017	2018
	(in thousands)
External research and development expenses:
LUXTURNA	$3,149	$637
SPK-CHM	519	236
SPK-FIX	1,168	52
SPK-FVIII	970	3,559
Programs in preclinical development	2,415	2,470
Total external research and development expenses	8,221	6,954
Total internal research and development expenses	24,768	18,570
Total research and development expenses	$32,989	$25,524
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Acquired in-process research and development expense
Our acquired in-process research and development expense for the three months ended June 30, 2017 was $3.1 million. This amount represents a payment related to a license agreement and a portion of the payment related to a stock purchase agreement entered into with Selecta Biosciences, Inc., or Selecta, that provides us with exclusive worldwide rights to Selecta’s proprietary Synthetic Vaccine Particles (SVP™) platform technology for co-administration with gene therapy targets. We recognized this amount as acquired-in-process research and development because additional research and development efforts and marketing approval are required in order to commercialize the licensed technology.

Impairment of acquired in-process research and development expense
During the three months ended June 30, 2017, we determined that we would no longer pursue product candidates utilizing the technology acquired from Genable Technologies, Ltd., or Genable, in March 2016 and, accordingly, we recorded a non-cash impairment charge of $15.7 million.  Additionally, we recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the acquired in-process research and development during the three months ended June 30, 2017. We did not incur an impairment of acquired in-process research and development expense during the three months ended June 30, 2018.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2018 were $29.7 million, compared with $26.7 million for the three months ended June 30, 2017. Selling, general and administrative expenses consisted primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees.

The $3.0 million increase primarily was due to an increase of $3.4 million in salaries and related costs, including stock-based compensation, due to increased headcount primarily to support the LUXTURNA launch and an increase of $0.3 million in legal and patent expenses, professional fees and other operating costs. These increases were offset by a decrease of $0.7 million in launch activities for LUXTURNA.

Other income
We recognized $110.0 million of other income during the three months ended June 30, 2018, for the sale of our rare pediatric disease PRV.

Comparison of the six months ended June 30, 2017 and 2018

	Six months ended June 30,
	2017	2018
	(in thousands)
Revenues:
Product sales, net	$—	$6,733
Contract revenue	2,758	34,128
Total revenues	2,758	40,861
Operating expenses:
Cost of product sales	—	390
Cost of contract revenue	—	5,111
Research and development	65,338	55,633
Acquired in-process research and development	3,457	—
Impairment of acquired in-process research and development	15,696	—
Selling, general and administrative	48,142	63,238
Total operating expenses	132,633	124,372
Loss from operations	(129,875)	(83,511)
Unrealized gain on equity investments	—	2,619
Interest income, net	1,117	4,706
Other income	—	110,000
Income (loss) before income taxes	(128,758)	33,814
Income tax benefit (expense)	2,109	(22)
Net income (loss)	$(126,649)	$33,792

Revenues
In the six months ended June 30, 2018, we recognized $40.8 million in total revenues, of which $6.7 million was net sales of LUXTURNA and $34.1 million was associated with our agreements with Pfizer. In the six months ended June 30, 2017, we recognized $2.8 million in total revenues associated with our Pfizer agreement.

Cost of product sales
Cost of product sales in the six months ended June 30, 2018, was $0.4 million, and consists of manufacturing, shipping and other costs, as well as royalties. A substantial portion of the inventory sold during the period was produced prior to FDA approval and, therefore, was expensed previously as research and development.

Cost of contract revenue

Cost of contract revenue in the six months ended June 30, 2018, was $5.1 million, and consists of manufacturing and other costs associated with our contract agreements.

Research and development expenses
Our research and development expenses for the six months ended June 30, 2018 were $55.6 million compared with $65.3 million for the six months ended June 30, 2017. The $9.7 million decrease was due to a $6.5 million decrease in internal research and development expenses, primarily due to salaries and other costs associated with LUXTURNA, which were allocated to inventory upon FDA approval, and a decrease of $3.2 million in external research and development. The decrease in external research and development primarily was due to a $5.0 million decrease in expenses related to LUXTURNA, a $2.3 million decrease in our SPK-CHM and SPK-FIX clinical programs and a $0.2 million decrease in programs in preclinical development. These decreases were offset by an increase of $4.2 million in expenses related to our hemophilia A program.
The following table summarizes our research and development expenses by product candidate or program for the six months ended June 30, 2017 and 2018:

	Six months ended June 30,
	2017	2018
	(in thousands)
External research and development expenses:
LUXTURNA	$7,128	$2,150
SPK-CHM	1,084	522
SPK-FIX	2,001	285
SPK-FVIII	2,214	6,455
Programs in preclinical development	4,591	4,367
Total external research and development expenses	17,018	13,779
Total internal research and development expenses	48,320	41,854
Total research and development expenses	$65,338	$55,633
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Acquired in-process research and development expense
Our acquired in-process research and development expense for the six months ended June 30, 2017 was $3.5 million. This amount represents a payment related to a license agreement and a portion of the payment related to a stock purchase agreement entered into with Selecta that provides us with exclusive worldwide rights to Selecta’s proprietary SVP™ platform technology for co-administration with gene therapy targets. We recognized this amount as acquired-in-process research and development because additional research and development efforts and marketing approval are required in order to commercialize the licensed technology.

Impairment of acquired in-process research and development expense
During the six months ended June 30, 2017, it was determined that we would no longer pursue product candidates utilizing the technology acquired from Genable in March 2016 and, accordingly, we recorded a non-cash impairment charge of $15.7 million.  Additionally, we recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the acquired in-process research and development during the six months ended June 30, 2017. We did not incur an impairment of acquired in-process research and development expense during the six months ended June 30, 2018.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2018 were $63.2 million compared with $48.1 million for the six months ended June 30, 2017. Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The

$15.1 million increase primarily was due to an increase of $10.4 million in salaries and related costs, including stock-based compensation, due to increased headcount primarily to support the LUXTURNA launch, an increase of $0.4 million in launch activities for LUXTURNA and $4.4 million in legal and patent expenses, professional fees and other operating costs.

Other income
We recognized $110.0 million of other income during the six months ended June 30, 2018, for the sale of our rare pediatric disease PRV.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six months ended June 30,
	2017	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(75,878)	$6,855
Investing activities	49,152	87,938
Financing activities	4,547	9,559
Effect of exchange rate changes on cash and cash equivalents	68	(14)
Net (decrease) increase in cash and cash equivalents	$(22,111)	$104,338

Net cash (used in) provided by operating activities
The net cash provided by operating activities was $6.9 million for the six months ended June 30, 2018, and consisted of net income of $33.8 million adjusted for non-cash items, including depreciation and amortization expense of $3.1 million, stock-based compensation expense of $26.3 million, non-cash rent income of $1.1 million, a loss on disposal of equipment of $0.1 million and non-cash interest income of $0.9 million. Net cash provided by operating activities also included a net decrease in operating assets and liabilities of $55.6 million. The significant items in the change in operating assets include an increase in trade and other receivables of $17.3 million, primarily due to Pfizer receivables related to our global collaboration and supply agreements and trade receivables related to LUXTURNA sales, an increase of $1.3 million in prepaid expenses and other assets, and an increase of $12.7 million of inventory as a result of the commercialization of LUXTURNA. The significant items in the change in operating liabilities include a decrease in accounts payable and accrued expenses of $8.0 million mainly due to large accruals at year-end related to bonus and other related salary accruals. The change in operating liabilities also includes an increase in deferred revenue of $94.9 million primarily due to the receipt of $105.0 million from entering into a license and commercialization agreement with Novartis in January 2018.
The net cash used in operating activities was $75.9 million for the six months ended June 30, 2017, and consisted of a net loss of $126.6 million adjusted for non-cash items, including a $15.7 million impairment charge on our acquired in-process research and development associated with our Genable acquisition and noncash income tax benefit for the reversal of the deferred tax liability associated with the impairment of $1.0 million, $1.1 million related to our available for sale securities, as well as a $3.5 million in acquired in-process research and development expense, which was recognized as a result of a second payment and equity investment payment related to our collaboration agreement with Selecta. Net cash used in operating activities also included depreciation expense of $2.2 million, stock-based compensation expense of $18.4 million, non-cash rent expense of $0.5 million and a net decrease in operating assets and liabilities of $12.6 million. The significant items in the change in operating assets include a decrease in other receivables of $11.7 million, primarily driven by a $15.0 million payment received on our Pfizer receivable, and an increase of $3.7 million in prepaid expenses and other assets as a result of large prepayments related to preclinical and clinical expenses. The significant items in the change in operating liabilities include an increase in accounts payable and accrued expenses of $4.8 million mainly due to an increase in accruals related to bonus and other related salary accruals as a result of increased headcount. The change in operating liabilities also includes an increase in deferred rent of $2.5 million related to tenant improvement allowances, and a decrease in deferred revenue of $2.8 million.

Net cash provided by investing activities
Net cash provided by investing activities for the six months ended June 30, 2018, was $87.9 million which included $110.0 million in proceeds from the sale of our PRV, offset by costs related to the net purchases of marketable securities of $12.0 million, the purchase of property and equipment of $8.1 million and a product milestone payment of $2.0 million associated with the first product sale of LUXTURNA.

Net cash provided by investing activities for the six months ended June 30, 2017, was $49.1 million, consisting of net proceeds from maturities of marketable securities of $59.8 million, offset by purchases of property and equipment of $7.2 million and $3.5 million in payments related to our license agreement with Selecta.

Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2018, was $9.6 million, which consisted of $11.7 million from the exercise of stock options and $0.8 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $2.8 million for our repurchase of common stock for tax withholding obligations on restricted stock that vested during the six months ended June 30, 2018 and $0.1 million in payments of long-term debt.
Net cash provided by financing activities for the six months ended June 30, 2017, was $4.5 million, which consisted of $5.2 million in proceeds from the exercise of stock options, offset by $0.5 million in purchases of treasury stock related to net settlements of vested stock and $0.2 million in payments on long-term debt.

Funding requirements
We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue to commercialize LUXTURNA, continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates.
The expected use of our cash and cash equivalents and marketable securities of $656.8 million as of June 30, 2018, represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, commercialization of approved products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents and marketable securities.
Based on our planned use of our cash and cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to continue to commercialize LUXTURNA, complete our Phase 1/2 trials for SPK-7001 and SPK-8011, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2021. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaborations with Pfizer and Novartis. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Off-balance sheet arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual obligations
As of June 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash and cash equivalents and marketable securities, including our investment in Selecta, of $656.8 million, primarily invested in U.S. government agency and corporate securities, cash and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2018, the net fair market value of our marketable securities would have resulted in a hypothetical decline of approximately $2.7 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
With our increased commercialization efforts for LUXTURNA during the quarter ended June 30, 2018, we have implemented internal controls around inventory and cost of goods sold. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We currently are not subject to any material legal proceedings.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the beginning of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks related to our financial position
Although we had net income in the quarter ended June 30, 2018, we have generally incurred net losses since inception. We expect to incur losses for the foreseeable future and do not expect to maintain the profitability we experienced in the quarter ended June 30, 2018 for the foreseeable future.
Prior to the quarter ended June 30, 2018, we have incurred net losses since inception. Our net loss was $126.6 million and our net income was $33.8 million for the six months ended June 30, 2017 and 2018, respectively. Our net income in the quarter ended June 30, 2018 was largely attributable to the sale of our PRV. As of June 30, 2018, we had an accumulated deficit of $477.1 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 28, 2015, June 20, 2016 and August 9, 2017. We received net proceeds from the IPO and follow-on offerings of $775.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building our team and engaging in activities to prepare for commercial launch of LUXTURNA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue to commercially launch LUXTURNA in the United States;

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•
continue to grow a marketing and distribution infrastructure to commercialize LUXTURNA in the United States, and any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-7001 and SPK-8011;

•	conduct IND-enabling studies for our preclinical programs;

•	initiate additional preclinical studies and clinical trials for our product candidates;

•	seek to identify additional product candidates;

•	build out additional laboratory and current good manufacturing practices, or cGMP, manufacturing capacity;

•	further develop our gene therapy platform;

•	further expand our medical affairs activities;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license product candidates and technologies.
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
Our operations have consumed significant amounts of capital since inception. As of June 30, 2018, our cash and cash equivalents and marketable securities were $656.8 million. Our operating expenses were $124.4 million for the six months ended June 30, 2018. We expect to incur significant operating expenses for the foreseeable future. We estimate that our cash and cash equivalents and marketable securities as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.
Our future capital requirements will depend on many factors, including:

•	our execution of our commercial launch of LUXTURNA in the United States;

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
As part of our plan to market LUXTURNA in the United States through a limited number of centers that specialize in treating IRDs, we have trained vitreoretinal surgeons to perform the surgical procedure necessary to administer LUXTURNA via sub-retinal injection. This procedure requires significant skill and training. In addition, if we are unable to recruit or train, and thereafter retain, sufficient retinal surgeons to perform the procedure properly, the availability of LUXTURNA could be substantially diminished, which would adversely affect our business, financial condition, results of operations and prospects. Our efforts to educate the medical community and third-party payers on the benefits of LUXTURNA and our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of LUXTURNA and our other potential products.
We have submitted, and had validated, a marketing authorization application, or MAA, to the EMA for LUXTURNA, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. When a marketing authorization application is submitted to the EMA, a related scientific evaluation is conducted by EMA's CHMP and a scientific opinion is prepared concerning the suitability of the product for authorization. This scientific opinion is sent to the European Commission which, before arriving at a final decision on a marketing authorization application, must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Members States and chaired by a non-voting European Commission representative. The European Parliament also has a related "droit de regard". The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization. In accordance with the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days. This excludes clock stops during which additional information or written or oral explanations are provided by the applicant in response to questions posed by the CHMP.
Even if a product candidate is approved, the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. We have entered into a licensing and commercialization agreement with Novartis for the development and commercialization of voretigene neparvovec outside of the United States. The commercial success of voretigene neparvovec outside of the United States depends on our ability to obtain approval of the MAA by EMA and Novartis' success at commercializing voretigene neparvovec outside of the United States if and when approved. We have limited control over the amount and timing of resources that Novartis will dedicate to the commercialization of voretigene neparvovec, should it receive marketing approval.
If the RPE65-mediated IRD patient population is smaller than we estimate, our product revenues may be adversely affected and our business may suffer.
There are several factors that could contribute to making the actual number of patients who receive voretigene neparvovec less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions such as IRDs caused by mutations in the RPE65 gene, likely will diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell death. In addition, our patient identification efforts may not be successful due to operational challenges or erroneous prevalence and incidence assumptions. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.
If we are unable to obtain adequate coverage of LUXTURNA from third-party payers, the adoption of LUXTURNA by physicians and patients may be limited, which could affect our ability to successfully commercialize LUXTURNA.
While we have reached agreement with certain third-party payers regarding our price for LUXTURNA, we still may receive substantial resistance to our pricing from other third-party payers and the public generally. To assist third-party payers and patients in obtaining and covering LUXTURNA, we have proposed novel payment and distribution programs to assist with the cost of LUXTURNA, including direct sales to payers and outcomes-based rebate arrangements. Even with these programs, there may be substantial resistance to the cost of LUXTURNA by third-party payers and the public generally. Additionally, to the extent reimbursement for LUXTURNA is subject to outcomes-based rebate arrangements, we may be liable for rebate payments in the future. Durability is a factor we use for our outcomes-based rebate arrangements and a negative change in our durability data could negatively impact our ability to successfully commercialize LUXTURNA. These novel payment programs may not be sufficient for third-party payers to grant coverage, and if we are unable to obtain adequate coverage of LUXTURNA, the adoption of LUXTURNA by physicians and patients may be limited. This in turn could affect our ability to successfully commercialize LUXTURNA and adversely impact our business, financial condition, results of operations and prospects.
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
In addition, the clinical trial requirements of FDA, the European Commission, EMA, the competent authorities of the EU Member States and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only two gene therapy products for genetic diseases, uniQure N.V.’s Glybera and GlaxoSmithKline plc's Strimvelis, have received marketing authorization from the European Commission. The marketing authorization for Glybera subsequently expired following the decision of the marketing authorization holder not to apply for a related renewal. LUXTURNA is the only gene therapy product for a genetic disease to have received marketing approval from FDA. We do not yet know if or when it may be authorized by the European Commission. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates in either the United States or the EU, or how long it will take to commercialize any other products for which we receive marketing approval. In addition, the marketing authorization granted by the European Commission may not be indicative of what FDA may require for approval and vice versa.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. FDA has established the Office of Tissue and Advanced Therapies within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institute of Health, or NIH, also potentially are subject to review by the Regulatory Affairs Certification, or RAC; however, NIH announced in 2014 that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if FDA has reviewed the trial design and approved its initiation. Conversely, FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution, such as CHOP, to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the European Commission may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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
We have limited safety and limited clinical efficacy data for the use of SPK-7001 and SPK-8011 in humans. There can be no assurance that the results seen in preclinical studies for any of our product candidates ultimately will result in success in clinical trials. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
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

•	delays in reaching agreement or consensus with regulatory authorities on trial design;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in opening clinical trial sites or obtaining required IRB or independent Ethics Committee approval at each clinical trial site;

•	delays in recruiting suitable subjects to participate in our clinical trials;

•	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, after an inspection of our clinical trial operations or trial sites or for any other reason;

•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

•	failure to perform in accordance with FDA Good Clinical Practice or applicable regulatory guidelines in the EU and other countries;

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

•
have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified Risk Evaluation and Mitigation Strategy, or REMS, or a similar risk mitigation strategy;

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
In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our marketing authorization or clinical trials could be suspended or terminated. For example, FDA placed our second open-label Phase 1 clinical trial, which we refer to as our 102 trial, on a clinical hold temporarily when we voluntarily halted enrollment and reported a serious adverse event arising from a steroid injection given following administration of LUXTURNA to manage post-operative inflammation related to the standard vitrectomy procedure subjects undergo prior to administration of LUXTURNA. We subsequently adjusted the protocol regarding the use of local steroids and FDA released the clinical hold, allowing the trial to proceed.
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
In addition, FDA could require us to adopt a REMS, and other non-US regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval or commercial acceptance of our product candidates. A REMS may include, among other things, a communication plan to health care practitioners or patients, and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Similar risk management programs could be imposed by equivalent authorities in foreign jurisdictions, including by the European Commission. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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
LUXTURNA has received an orphan drug designation from the European Commission for the treatment of both LCA and RP due to RPE65 mutations. SPK-9001 has received both breakthrough therapy and orphan drug designation by FDA. SPK-8011 has received breakthrough therapy designation by FDA. SPK-7001 has been granted orphan drug designation by FDA and the European Commission for the treatment of CHM. SPK-TPP1 has been granted orphan product designation by FDA for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same disease or condition for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product if it is the same product approved for the same disease or condition for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EU. The exclusivity period in the United States can be extended by six months if the BLA sponsor submits pediatric data that fairly respond to a written request from FDA for such data. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, e.g., where a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we maintain orphan drug exclusivity for LUXTURNA or obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same disease or condition. In the United States, even after an orphan drug is approved, FDA may subsequently approve another drug for the same condition if FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the exclusivity holder consents to the approval of another product or if the sponsor cannot supply a sufficient quantity of the product. It is unclear what criteria regulatory authorities will use for gene therapies to determine similarity under orphan drug designation. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior, if the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application, or if the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.
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
Designation as a breakthrough therapy is within the discretion of FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, FDA may disagree. In any event, the receipt of a breakthrough therapy designation, or the redemption of a Rare Pediatric Disease Priority Review Voucher for a product candidate, may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by FDA. In addition, even though SPK-9001 and SPK-8011 have been designated as breakthrough therapy product candidates, FDA may later decide that either or both no longer meet the conditions for designation and revoke it or decide that the application for the product will not receive priority review.
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
Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, contraindications or a REMS. These regulatory authorities may require warnings or precautions with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims or allow the promotional claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.
Further, the regulatory authorities may require concurrent approval, or CE marking, of a companion diagnostic device. For the product candidates we currently are developing, we believe that diagnoses based on symptoms, in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, or CLIA, are sufficient to diagnose patients and, with respect to LUXTURNA, have been permitted by FDA. For future product candidates, however, it may be necessary to use FDA-cleared or FDA-approved diagnostic tests or equivalent tests approved by foreign authorities or CE marked in the EU to diagnose patients or to assure the safe and effective use of product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. On July 31, 2014, FDA announced the publication of a final guidance document describing the agency’s current thinking about the development and regulation of in vitro companion diagnostic devices. The final guidance articulates a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, FDA generally will require approval or clearance of the diagnostic device at the same time that FDA approves the therapeutic product. The final guidance allows for two exceptions to the general rule of concurrent drug/device approval, namely, when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists, and when a serious safety issue arises for an approved therapeutic agent, and no FDA-cleared or FDA-approved companion diagnostic test is yet available. At this point, it is unclear how FDA will apply this policy to our current or future gene therapy product candidates. Should FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. In the EU, Regulation (EU) 2017/746 of the European Parliament and of the Council of 5 April 2017 on in vitro diagnostic medical devices will apply from 2022 and repeal the current applicable provisions. Regulation (EU) 2017/746 will impose additional obligations on us that may impact the development and authorization of our product candidates in the EU.
Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.
LUXTURNA, and any of our product candidates for which we obtain regulatory approval, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS or the specific obligations imposed as a condition for marketing authorization by equivalent authorities in a foreign jurisdiction, particularly by the European Commission, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-

marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, in the United States, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years, and each of our clinical trials includes a 15-year long-term follow-up phase. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the Federal Food Drug and Cosmetic Act and implementing regulations and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.
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
In addition, product manufacturers and their facilities may be subject to payment of application and program fees and are subject to continual review and periodic inspections by FDA and other regulatory authorities for compliance with current cGMP, requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
If we fail to comply with applicable regulatory requirements for LUXTURNA or for any other product following approval, a regulatory authority may:

•	issue a warning letter asserting that we are in violation of the law;

•	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

•	restrict the marketing or manufacturing of the product;

•	seize or detain the product or otherwise demand or require the withdrawal or recall of the product from the market;

•	refuse to permit the import or export of products;

•	request and publicize a voluntary recall of the product; or

•	refuse to allow us to enter into supply contracts, including government contracts.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including Abeona Therapeutics Inc., Adverum Biotechnologies, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., BioMarin Pharmaceutical Inc., GenSight Biologics SA, Homology Medicines, Inc., Horama SAS, Lysogene SAS, MeiraGTx Limited, Nightstar Therapeutics plc., PTC Therapeutics, Inc., REGENXBIO, Inc., Sangamo Therapeutics, Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against LUXTURNA and any of our product candidates.

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

•
SPK-CHM. We are aware that Nightstar Therapeutics plc, or Nightstar, is developing an AAV-based gene therapy for the treatment of choroideremia. Nightstar has obtained orphan product designation in the United States and the European Union for this product candidate for the treatment of choroideremia and has announced that it has initiated a

Phase 3 trial for choroideremia. We are also aware that 4D Molecular Therapeutics and F. Hoffmann-La Roche AG have pre-clinical programs in process.

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

•
SPK-FVIII. The standard of care for moderate to severe hemophilia A patients is intravenously administered factor VIII protein or its derivatives that are produced by a number of companies. There are other companies developing gene therapies to treat hemophilia A, including BioMarin Pharmaceutical Inc., Ultragenyx Pharmaceuticals, Inc., in collaboration with Bayer HealthCare, Shire PLC, uniQure N.V., Sangamo Therapeutics, Inc. in collaboration with Pfizer and Telethon Institute for Gene Therapy in collaboration with Sanofi.

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
The cost of a single administration of gene therapy products can be substantial. We expect that coverage and reimbursement by government and commercial payers will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product, and any product candidates for which we obtain marketing approval, will depend substantially, both domestically and abroad, on the extent to which the prices of such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payers. Coverage and reimbursement by a third-party payer may depend upon several factors, including the third-party payer’s determination that use of a product is:

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
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies. In the United States, third-party payers, including government payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payers and government payers develop their coverage and reimbursement policies. LUXTURNA has been approved for coverage and reimbursement by the Centers for Medicare and Medicaid Services, or CMS, the agency responsible for administering the Medicare program. We cannot be assured that Medicare or Medicaid will cover any other approved products or provide reimbursement at adequate levels to realize a sufficient return on our investment. Moreover, reimbursement agencies in the EU may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain EU Member States. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for our products for which we obtain marketing approval.
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

Moreover, increasing efforts by government and third-party payers in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product and product candidates. Payers increasingly are considering new metrics as the basis for reimbursement rates, such as average sale price, average manufacturer price, or AMP, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payers to cover any products for which we obtain marketing approval. We expect to experience pricing pressures in connection with the sale of any products for which we obtain marketing approval due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.
In the EU, each EU Member State may restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed in its territory. As a result, following receipt of marketing authorization in the EU, through any application route, an applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU Member States. Some EU Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. Other EU Member States approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower priced products in foreign countries that have placed price controls on pharmaceutical products.
A health technology assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in 24 EU Member States. An HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. An HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of an HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU Member States. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, a voluntary network of national authorities or bodies responsible for an HTA in the individual EU Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU Member States and in pricing and reimbursement decisions and may negatively affect price in at least some EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. This legislative proposal intends to boost cooperation amongst EU Member States for assessing health technology. If adopted in its current form, the regulation will permit EU Member States to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: joint clinical assessments focusing on the most innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early and continuing voluntary cooperation in other areas.
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

Even with the requisite approvals from FDA in the United States, European Commission in the EU and other regulatory authorities internationally, the commercial success of any products for which we obtain marketing approval will depend, in part, on the acceptance of physicians, patients and health care payers of gene therapy products in general, and our product candidates in particular, as medically necessary, effective, safe, and cost-effective. Any product that we commercialize may not gain acceptance by physicians, patients, health care providers/payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products of any products for which we obtain marketing approval, will depend on several factors, including:

•	the efficacy and safety of such product as demonstrated in clinical trials and subsequently in the market;

•	the potential and perceived advantages of such product over alternative treatments;

•	the cost of treatment relative to alternative treatments;

•	the clinical indications for which such product is approved by FDA or the European Commission;

•	patient awareness of, and willingness to seek, genotyping;

•	the willingness of physicians to prescribe new therapies;

•	the willingness of the target patient population to try new therapies;

•	the prevalence and severity of any side effects;

•	product labeling requirements imposed by FDA, the European Commission or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	the timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	ethical, social and legal concerns about gene therapy that result in additional regulations restricting or prohibiting our products; and

•	sufficient third-party payer coverage and reimbursement.
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
Our global collaboration agreement with Pfizer, into which we entered in December 2014, as amended in June 2016 and as further amended in November 2017, relates to the development and commercialization of product candidates for the treatment of hemophilia B. We entered into a supply agreement with Pfizer in February 2018 to supply Pfizer with one batch of SPK-9001 drug product. In July 2018, we transferred responsibility for our hemophilia B gene therapy program to Pfizer and Pfizer initiated its Phase 3 program.
Our licensing and commercialization agreement with Novartis, into which we entered in January 2018, relates to the development and commercialization of voretigene neparvovec outside of the United States. Under this agreement, we granted Novartis an exclusive right and license for the development and commercialization of voretigene neparvovec in humans outside of the United States. We retain responsibility for seeking and maintaining marketing authorization for LUXTURNA granted by the European Commission, and Novartis is responsible for seeking regulatory approval for voretigene neparvovec outside of the United States and EU. If Novartis fails to devote sufficient financial and other resources to the future development and commercialization of voretigene neparvovec outside the United States, the development and commercialization of voretigene neparvovec outside of the United States could be delayed or could fail, which would result in a delay of receiving milestone payments or royalties with respect to voretigene neparvovec or in our not receiving milestone payments or royalties at all. Novartis has the right to terminate the license agreement at any time upon one year’s prior written notice to us. Novartis also may terminate the license agreement in the event there is an uncured material breach of our supply agreement by us, resulting in Novartis taking over manufacturing of voretigene neparvovec, or in the event we undergo a change of control. In addition, if Novartis takes over manufacturing of voretigene neparvovec because of our uncured material breach of the supply agreement, the royalties we receive under the license agreement will be reduced. If Novartis terminates our agreement at any time, because of an uncured material breach of the supply agreement or for any other reason, it would delay or prevent our further development and commercialization of voretigene neparvovec, may materially harm our business and could accelerate our need for additional capital.
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
Risks related to manufacturing
Gene therapies are novel, complex and difficult to manufacture. We could experience production problems in our network of internal and external (CDMO) facilities that result in delays in our development or commercialization programs or otherwise adversely affect our business.
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
Our product and product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the product or product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EU or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process or CDMO facilities also could restrict our ability to meet market demand for LUXTURNA, or any product candidates for which we may receive marketing approval, and to meet our supply obligations to Novartis. Under our supply agreement with Novartis, we have agreed to provide all of the commercial supply of LUXTURNA required by Novartis, subject to certain conditions. If we are unable to produce enough product to meet the required demand, or if the product we produce does not satisfy the quality standards set forth in the supply agreement, Novartis may be able to manufacture LUXTURNA, terminate our license agreement and/or pay reduced royalties on LUXTURNA. While we have manufactured sufficient supplies for the commercial launch of LUXTURNA in the United States, we may not be able to manufacture sufficient supplies to continue commercial sales on a long-term basis.
Disruptions in our manufacturing process may delay or disrupt our commercialization efforts.
Our GMP manufacturing facility was approved by FDA for the commercial manufacture of LUXTURNA in December 2017. While our manufacturing facility has been inspected by the appropriate regulatory authorities of the EU Member States, we still need to obtain a manufacturing authorization for the EU. A manufacturing authorization must also be obtained from the appropriate regulatory authorities of the EU Member States in which a facility is established. As an approved facility, we will need to continue to ensure that all of our processes, methods and equipment are compliant with cGMP and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories or suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.
We may rely on third parties to conduct aspects of our product manufacturing, and these third parties may not perform satisfactorily.
While we produce our commercial supply of LUXTURNA at our own facility, we may rely on third parties for the production of certain materials for our product candidates and, therefore, we can control only certain aspects of their activities. We have manufacturing agreements with third parties that provide for, among other things, production of product candidates for our current and future early stage clinical trials. Under certain circumstances, the other party is entitled to terminate its arrangement with us. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on third parties for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If a third party does not successfully carry out its contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, or if there are disagreements between us and any such third party, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions and the clinical trials required for approval of our product candidates. In such instances, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
Our reliance on these third parties entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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
Because we currently rely on third parties to manufacture certain of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy platform, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel.
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
Recruiting and retaining other qualified employees for our business, including scientific and technical personnel is, and will continue to be, critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives or key employees, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our employees, principal investigators, consultants, advisors and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants, advisors and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.
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
Several provisions of the law may affect us and increase certain of our costs. See the risk factor entitled "Failure to comply with reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs could result in additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects" for more information regarding PPACA.
In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been, and there may continue to be, judicial and Congressional challenges to certain aspects of the PPACA. For example, the U.S. Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additional legislative and regulatory changes to the PPACA, its implementing regulations and guidance and its policies, remain possible in the 115th U.S. Congress and under the Trump Administration. However, it remains unclear how any new legislation or regulation might affect the prices we may obtain for LUXTURNA or any of our product candidates for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the United States Department of Health and Human Services, or HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. Our operations are directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations and equivalent provisions in other countries. These laws apply to, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that affect our operations include, but are not limited to:

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

•
the federal civil False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds; or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the company marketing a product for unapproved, and thus non-reimbursable, uses. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The civil False Claims Act also permits an individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. False Claims Act liability is potentially significant because the statute provides for trebling of proved sustained damages and significant mandatory penalties per false claim. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government;

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

•
the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, imposes annual reporting requirements on certain manufacturers of drugs, devices, or biologics for payments and other transfers of value, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.” Manufacturers must submit reports by the 90th day of each calendar year; and

•
analogous state laws and regulations, such as state anti-kickback and false claims laws, and state fair trade practices laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers. Other states have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co-pay assistance that pharmaceutical companies can offer to patients. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

State and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies have recently increased regulatory scrutiny and enforcement activity with respect to programs supported or sponsored by pharmaceutical companies, including reimbursement and co-pay support, funding of independent charitable foundations and other programs that offer benefits for patients. Several investigations into these programs have resulted in significant civil and criminal settlements.
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

EU Member States, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is currently governed by the provisions of the General Data Protection Regulation, or the GDPR. The GDPR entered into application on May 25, 2018, repealing the Data Protection Directive and increasing our responsibility and liability in relation to the processing of personal data of EU subjects. The GDPR, together with the national legislation of the individual EU Member States governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals for the consent to be considered valid, the transfer of personal data out of the EU, security breach notifications, the use of third-party processors in connection with the processing of the personal data, confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU Member States may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU.
Guidance on implementation and compliance practices are often updated or otherwise revised. With respect to the transfer of personal data out of the EU, the GDPR provides that the transfer of personal data to countries outside of the European Economic Area that are not considered by the European Commission to provide an adequate level of data protection, including the United States, is permitted only on the basis of specific legal grounds.
The judgment by the Court of Justice of the EU in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) determined the safe harbor framework, which was relied upon by many United States entities as a basis for transfer of personal data from the EU to the United States, to be invalid. United States entities therefore, had only the possibility to rely on the alternate procedures for such data transfer provided in the EU Data Protection Directive.
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
In October 2016, an action for annulment was brought by three French digital rights advocacy group, La Quadrature du Net, French Data Network and the Fédération FDN (Case T-738/16). The case currently is pending before the Court of Justice of the EU. If the Court of Justice of the EU invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to transfer personal data from the EU to entities in the United States. Adherence to the Privacy Shield is not, however, mandatory. Entities based in the United States are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR.
To comply with the new data protection rules imposed by the GDPR, we are required to put in place additional mechanisms ensuring compliance. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any activities falling within the scope of the GDPR.
Failure to comply with reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs could result in additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We have certain price reporting obligations to the Medicaid Drug Rebate program, Medicare and/or other governmental pricing programs, such as state Medicaid supplemental rebate programs. We participate in the Medicaid Drug Rebate program and are, therefore, required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Such rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the AMP and best price, or BP, which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with any required price reporting and rebate payment obligations could negatively impact our financial results and could result in penalties.
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
The PPACA obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340b program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, has updated the agreement with participating manufacturers accordingly. The PPACA also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2019. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our AMP and BP reported to the Medicaid Drug Rebate program, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit corrected data for up to three years after those data originally were due. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we will be required to offer for LUXTURNA or our product candidates that achieve regulatory approval under the 340B program.
We will be liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit the required price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid Drug Rebate program. In the event that CMS terminates our Medicaid rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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
In order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992, or the VHCA. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, or VA, Department of Defense, or DoD, Public Health Service, and Coast Guard, that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non‑federal average manufacturer price, or Non‑FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.
Moreover, pursuant to regulations issued by the DoD to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is established in the regulations and is based on the difference between the annual Non-FAMP and the FCP (these price points are required to be calculated by us under the VHCA). The requirements under the FSS and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.
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
Natural disasters could severely disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Our manufacturing facility and substantially all of our current supply of product and product candidates are located in Philadelphia, Pennsylvania, and we do not have any existing back-up facilities in place or plans for such back-up facilities. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with CHOP, The Trustees of the University of Pennsylvania, Genethon, the NIH and the University of Iowa Research Foundation, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell LUXTURNA and our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product and product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third-party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our LUXTURNA, SPK-CHM, SPK-FVIII and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize LUXTURNA and our product candidates in our SPK-CHM, SPK-FVIII, SPK-GAA and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product and product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product and product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.
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
Risks related to ownership of our common stock
The sale of a significant number of our total outstanding shares into the market could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of August 1, 2018, we had outstanding options to purchase an aggregate of 3,759,909 shares of our common stock, of which options to purchase 1,888,270 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.
In addition, certain of our employees, executive officers, directors and affiliated stockholders have entered, or may enter into, Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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

As of June 30, 2018, we have used approximately $167.6 million of the net proceeds from the offering primarily to fund research and development, for working capital and for other general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.  There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of June 30, 2018, the remaining amount of the net proceeds is included in cash and cash equivalents and marketable securities on the consolidated balance sheet.

Item 5. Other Information

On August 3, 2018, or the Effective Date, we entered into a Dedicated Manufacturing and Commercial Supply Agreement, or the Brammer Agreement, with Brammer Bio MA, LLC, or Brammer, under which Brammer has agreed to manufacture and supply for us certain products to be determined by the parties for clinical trial and commercialization purposes.  The parties also may agree that Brammer will provide additional services pursuant to work orders to be mutually agreed to by the parties.  During the term of the agreement, we will have access to a specified portion of the manufacturing capacity in Brammer’s manufacturing facility located in Cambridge, Massachusetts, that is dedicated to us for Brammer’s manufacturing and supply of products to us, or the Dedicated Capacity, as well as non-dedicated capacity at Brammer’s facilities for manufacturing and other supply-related activities.
The Brammer Agreement requires that we purchase from Brammer products in amounts that meet or exceed the minimum purchase commitments set forth therein, or to otherwise pay Brammer for all batches of products that would have been manufactured had we placed orders sufficient to satisfy the applicable minimum purchase commitments.  We retain the right to source the products from any other supplier.

We will pay Brammer for each batch of product supplied pursuant to the terms of the Brammer Agreement, and we also will pay Brammer for specified pass-through costs.  In addition, we have agreed to pay an annual fee for the Dedicated Capacity, which fee will be paid in equal quarterly increments, with the first such payment due and payable on April 1, 2019 (each such payment, a Capacity Access Payment).  We will make an upfront payment of $4.0 million for the Dedicated Capacity, which payment will be credited against future Capacity Access Payments.
The term of the Brammer Agreement commenced on the Effective Date and continues until March 31, 2026, and automatically renews for successive three-year terms unless we notify Brammer of our intention not to renew no less than 24 months prior to the end of the applicable initial term or renewal term. We may terminate the Brammer Agreement prior to the end of the initial term or renewal term upon specified notice and specified payments that reflect our minimum purchase commitment obligations, Capacity Access Payments, and non-cancellable costs during the period prior to the end of the initial term or renewal term. Brammer may terminate the Brammer Agreement for our material breach of the agreement that is not cured within the applicable notice period, in which event we would be obligated to i) make Capacity Access Payments for 24 months if written notice of termination occurs prior to December 31, 2020, or for 12 months if termination occurs on or after December 31, 2020, in either case following written notice of termination, ii) fulfill our purchase obligations under certain order forecasts and in any case no less than our minimum purchase commitment through the remaining term, and iii) pay for certain non-cancellable payments made or otherwise due by or from Brammer. Each party has a termination right in the event of a bankruptcy or liquidation event of the other party.
The foregoing description of the Brammer Agreement does not purport to be complete and is subject to, and qualified by reference to, the Brammer Agreement. We intend to file a copy of the Brammer Agreement with our Quarterly Report on Form 10-Q for the quarter ending September 30, 2018.

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1	Asset Purchase Agreement, dated April 30, 2018 between the Registrant and Jazz Pharmaceuticals Ireland Limited					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2018 and (iv) Notes to Unaudited Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2018
SPARK THERAPEUTICS, INC.

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Chief Financial Officer
(Principal Financial Officer)