Form 10-Q
period 2018-09-30
Spark Therapeutics, Inc.
filed 2018-11-06
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 1, 2018 there were 37,747,117 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•our expectations regarding our commercial launch of LUXTURNA® (voretigene neparvovec-rzyl), which is still in its initial phases, and our plans to develop and commercialize our other product candidates;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets (unaudited)
(in thousands, except share and per share data)

	December 31, 2017	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$96,748	$161,557
Marketable securities	423,419	428,919
Trade and other receivables	7,906	13,506
Inventory	—	20,738
Prepaid expenses	5,093	10,492
Total current assets	533,166	635,212
Restricted cash	—	53,000
Marketable securities	20,035	27,964
Property and equipment, net	61,713	87,280
Goodwill	1,254	1,214
Other assets	628	2,732
Total assets	$616,796	$807,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,183	$18,048
Accrued expenses	24,697	35,092
Current portion of long-term debt	312	3,320
Current portion of deferred rent	969	1,051
Current portion of deferred revenue	11,969	—
Current other liabilities	1,557	1,808
Total current liabilities	53,687	59,319
Long-term debt	912	47,671
Long-term deferred rent	8,318	7,658
Long-term deferred revenue	—	105,000
Other liabilities	40,255	37,879
Total liabilities	103,172	257,527
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 37,131,626 shares issued and 37,111,404 shares outstanding as of December 31, 2017; 37,684,255 shares issued and 37,610,295 shares outstanding as of September 30, 2018	37	38
Additional paid-in capital	1,026,590	1,078,989
Accumulated other comprehensive loss	(5,914)	(225)
Treasury stock, at cost, 20,222 shares as of December 31, 2017 and 73,960 shares as of September 30, 2018	(1,226)	(4,498)
Accumulated deficit	(505,863)	(524,429)
Total stockholders’ equity	513,624	549,875
Total liabilities and stockholders’ equity	$616,796	$807,402
See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Revenues:
Product sales, net	$—	$8,866	$—	$15,599
Contract revenue	1,900	1,841	4,657	35,969
Total revenues	1,900	10,707	4,657	51,568
Operating expenses:
Cost of product sales	—	318	—	708
Cost of contract revenue	—	—	—	5,111
Research and development	39,341	32,829	104,679	88,462
Acquired in-process research and development	1,750	—	5,207	—
Impairment of acquired in-process research and development	—	—	15,696	—
Selling, general and administrative	26,641	29,305	74,783	92,543
Total operating expenses	67,732	62,452	200,365	186,824
Loss from operations	(65,832)	(51,745)	(195,708)	(135,256)
Unrealized gain on equity investments	—	1,672	—	4,291
Interest income, net	1,112	2,714	2,231	7,420
Other income	—	—	—	110,000
Loss before income taxes	(64,720)	(47,359)	(193,477)	(13,545)
Income tax benefit (expense)	(292)	2	1,816	(20)
Net loss	$(65,012)	$(47,357)	$(191,661)	$(13,565)
Basic and diluted net loss per common share	$(1.90)	$(1.26)	$(5.89)	$(0.36)
Weighted average basic and diluted common shares outstanding	34,258,328	37,498,616	32,516,829	37,267,942

Net loss	$(65,012)	$(47,357)	$(191,661)	$(13,565)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(359)	308	985	614
Unrealized gain on interest rate swap	—	122	—	122
Foreign exchange translation adjustment	(60)	(12)	42	(49)
Total comprehensive loss	$(65,431)	$(46,939)	$(190,634)	$(12,878)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2017	2018
Cash flows from operating activities:
Net loss	$(191,661)	$(13,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense (income)	596	(1,686)
Depreciation and amortization expense	3,499	4,820
Loss on disposal of property and equipment	—	123
Acquired in-process research and development	5,207	—
Stock-based compensation expense	33,835	37,704
Impairment of acquired in-process research and development	15,696	—
Non-cash income tax benefit	(1,816)	—
Gain from sale of priority review voucher	—	(110,000)
Unrealized gain on equity investments	—	(4,291)
Non-cash interest income	—	(1,407)
Changes in operating assets and liabilities:
Inventory	—	(20,738)
Prepaid expenses and other assets	(2,501)	(5,564)
Trade and other receivables	10,690	(5,690)
Accounts payable and accrued expenses	839	(877)
Deferred rent	2,480	—
Deferred revenue	(4,657)	93,031
Other liabilities	—	104
Net cash used in operating activities	(127,793)	(28,036)
Cash flows from investing activities:
Proceeds from sale of priority review voucher	—	110,000
Payment for license agreement	—	(2,000)
Purchase of acquired in-process research and development	(4,820)	—
Purchases of marketable securities	(374,747)	(360,569)
Proceeds from maturities of marketable securities	206,825	352,167
Purchases of property and equipment	(8,895)	(14,920)
Net cash (used in) provided by investing activities	(181,637)	84,678
Cash flows from financing activities:
Proceeds from exercise of options	17,044	13,129
Purchase of treasury stock	(633)	(3,272)
Proceeds from public offerings of common stock, net	380,008	—
Proceeds from issuance of common stock under ESPP	646	1,567
Proceeds from long-term debt	—	50,000
Payments on long-term debt	(226)	(233)
Net cash provided by financing activities	396,839	61,191
Effect of exchange rate changes on cash and cash equivalents and restricted cash	102	(24)
Net increase in cash and cash equivalents and restricted cash	87,511	117,809
Cash and cash equivalents and restricted cash, beginning of period	58,923	96,748
Cash and cash equivalents and restricted cash, end of period	$146,434	$214,557

Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$137	$—
Property and equipment purchases included in accounts payable and accrued expenses	$856	$17,946
One Drexel Plaza lease cost included in other liabilities	$—	$1,077
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

(2) Development-stage risks
The Company has incurred net losses since inception and expects to incur net losses for the foreseeable future. The Company had an accumulated deficit of $524.4 million as of September 30, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of LUXTURNA and its other product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its other product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2017 and 2018 and cash flows for the nine months ended September 30, 2017 and 2018. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
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

(d) Inventory
Inventory is stated at the lower of cost or net realizable value and consists of those costs incurred following FDA approval of LUXTURNA. Cost is determined using the first-expired, first-out (FEFO) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Based on management's assessment, no such inventory reserve is necessary as of September 30, 2018.
Inventory consisted of the following (in thousands):

September 30, 2018
Raw materials	$2,009
Work in process	18,697
Finished goods	32
$20,738

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
During the quarter, the Company made the first sale of LUXTURNA under its Spark PATH outcomes-based rebate model. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as it relates to the outcomes-based method and determined that based on historical clinical data, no additional reserves were required as of September 30, 2018.
The Company’s net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. All sales are recognized when control is transferred, which follows the Company’s verification of a scheduled LUXTURNA treatment.
The Company’s product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, Company management estimates that there is minimal risk of product return, including the risk of product expiration.

(g) Contract revenue
Under certain of the Company’s licensing, supply and collaboration agreements, it is entitled to receive payment upon the achievement of contingent milestone events or the performance of obligations. The Company recognizes revenue based on guidance in ASC 606.
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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2017 and 2018 as they would be anti-dilutive:

	September 30, 2017	September 30, 2018
Unvested restricted common shares	781,703	949,925
Stock options issued and outstanding	3,771,059	3,623,311

(i) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent expense over the term of the lease from the possession date. Deferred rent as of September 30, 2018 represents the net excess of rent expense over the actual cash paid for rent plus tenant improvement allowances received.

(j) Other comprehensive loss
The Company follows the provisions of ASC 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income (loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) includes gains and losses related to changes in the fair value of available-for-sale securities, changes in the fair value of an interest rate swap and foreign currency translation.
The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized (loss) gain on available for sale securities	Unrealized gain on interest rate swap	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2017	$(5,964)	$—	$50	$(5,914)
Cumulative adjustment to prior accumulated deficit	5,002	—	—	5,002
Current period other comprehensive income (loss)	614	122	(49)	687
Balance as of September 30, 2018	$(348)	$122	$1	$(225)

(k) Recent accounting pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company plans to elect the effective date method using a modified retrospective transition approach. The Company currently is evaluating the impact of the updated guidance on the Company's consolidated financial statements.
In May 2014, the FASB issued a new standard, ASC 606, regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. ASC 606 provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The allowable adoption methods are the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company adopted ASC 606 using the modified retrospective method and the adoption had no cumulative adjustment to its consolidated financial statements as it relates to the Pfizer Inc. (Pfizer) collaboration agreement discussed in note 14. For the three months ended September 30, 2018, $14.0 million and $5.1 million in contract revenue and cost of contract revenue, respectively, would have been recognized under revenue recognition guidance in effect during 2017 prior to the adoption of ASC 606. For the nine months ended September 30, 2018, there was no impact from the adoption of ASC 606 that resulted in a different revenue recognition than under the prior revenue recognition guidance in effect during 2017.
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
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities", which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. The Company elected to early adopt this ASU in the third quarter of 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 9 for a discussion of the Company’s derivatives.

(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2017 and September 30, 2018 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017
U.S. government agency	$222,179	$—	$(640)	$221,539
Corporate securities	$227,238	$—	$(5,323)	$221,915
September 30, 2018
U.S. government agency	$240,749	$—	$(258)	$240,491
Corporate securities	$217,193	$11	$(812)	$216,392
No available-for-sale securities held as of September 30, 2018 had remaining maturities greater than two years.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2017:
Assets:
Money market funds (included in cash and cash equivalents)	$90,348	—	—
Corporate securities (included in cash and cash equivalents)	$5,548	—	—
Marketable securities - U.S. government agencies	$221,539	—	—
Marketable securities - corporate securities	$220,020	$1,895	—
At September 30, 2018:
Assets:
Money market funds (included in cash and cash equivalents)	$160,857	—	—
Certificates of deposit - restricted cash	$53,000
Marketable securities - U.S. government agencies	$240,491	—	—
Marketable securities - corporate securities	$216,392	—	—

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2018 consisted of money market funds.

(b) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the nine months ended September 30, 2018 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 14), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value, and changes in fair value are recognized in the consolidated statements of operations and comprehensive income (loss).

(6) Sale of priority review voucher
In May 2018, the Company sold the rare pediatric disease priority review voucher (PRV) it received from FDA in connection with the United States approval of LUXTURNA to Jazz Pharmaceuticals Ireland Limited for consideration of $110.0 million. The proceeds from the sale of the PRV were recognized as a gain on the sale of an intangible asset, within other income on the consolidated statements of operations and comprehensive income (loss), as the PRV did not have a carrying value on the Company’s consolidated balance sheet at the time of sale.

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

(8) Accrued expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2017	September 30, 2018
Compensation and benefits	$15,012	$11,126
Consulting and professional fees	4,846	18,629
Research and development	2,809	3,324
Other	2,030	2,013
Total accrued expenses	$24,697	$35,092

(9) Debt

The Company's debt consists of the following (in thousands):

	December 31, 2017	September 30, 2018
Term loan outstanding	$—	$50,000
MELF loan outstanding	1,224	991
Less: current portion of long-term debt	312	3,320
Total long-term debt due after one year	$912	$47,671

In July 2018, the Company entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) as lender (the Credit Agreement), pursuant to which Wells Fargo extended a $50.0 million term loan to the Company, which bears interest at one-month LIBOR plus 0.65%, which rate is converted to a fixed rate per annum of 3.463% under the swap agreement discussed below. The term loan was fully drawn on the date of the Credit Agreement and matures on July 3, 2023 (Maturity Date). Through June 2019, the Company will only be obligated to make monthly interest payments with respect to the term loan. Thereafter, the term loan will amortize in equal monthly installments through the maturity date. For the three and nine months ended September 30, 2018, the Company recorded interest expense of $0.3 million related to the Credit Agreement.

In order to manage the interest risk associated with the term loan, the Company entered into an interest rate swap with Wells Fargo on an initial notional amount of $50.0 million. Under this interest rate swap agreement, which expires on July 3, 2023, the Company receives a floating rate based on 1-month LIBOR plus 0.65% and pays a fixed rate of 3.463%. The Company designated this interest rate swap as a cash flow hedge of the forecasted interest payments related to the debt issuance. To maintain this rate, the Company entered into a cash collateral agreement with Wells Fargo that requires the Company to maintain a restricted cash balance equal to at least the principal balance of the term loan.

At September 30, 2018, the fair value of the derivative asset was $0.2 million and the fair value of the derivative liability was $0.1 million and are recognized within long-term assets and other current liabilities, respectively. The effective portion of the swap is reported as a component of accumulated other comprehensive loss. There was no hedge ineffectiveness at September 30, 2018. Changes in the fair value are reclassified from accumulated other comprehensive loss into operations in the same period that the hedged item affects earnings. During the three months ended September 30, 2018, the Company reclassified $86 thousand from accumulated other comprehensive loss into interest expense related to the effective portion of the swap. Over the next 12 months, $0.1 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive loss into interest expense.  If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of operations and comprehensive income (loss) for the applicable period.

In August 2016, the Company executed an agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other assets purchased (MELF Loan) in the amount of $1.6 million. Borrowings under the MELF Loan are secured by equipment, as defined in the loan agreement. Under the terms of the MELF Loan, the Company has a five-year period of monthly payments of approximately $29 thousand of principal and interest at an annual interest rate of 3.25%. For the three and nine months ended September 30, 2018, the Company recorded interest expense of approximately $8 thousand and $27 thousand, respectively, related to the MELF Loan.

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
Additionally, in 2014, the Company issued 200,000 restricted shares of common stock to The Trustees of the University of Pennsylvania (Penn) in connection with a license agreement, of which 175,000 shares have vested. The remaining shares were canceled during the nine months ended September 30, 2018.
For the nine months ended September 30, 2017, the Company recorded compensation expense of $30 thousand and $6.7 million in selling, general and administrative expense and research and development expense, respectively, related to the restricted shares. For the nine months ended September 30, 2018, the Company recorded an immaterial amount of compensation expense in selling, general and administrative expense and $2.2 million of expense in research and development expense related to the restricted shares.
The following table summarizes restricted stock activity:

Number of shares
Nonvested shares at December 31, 2017	100,834
Shares canceled	(25,000)
Shares vested	(75,834)
Nonvested shares at September 30, 2018	—

(11) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2018, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,485,322 shares. As of September 30, 2018, 1,356,362 shares were available for future grants under the 2015 Plan.
In January 2018, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 371,330 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 1,120,188 shares of common stock as of September 30, 2018. For the nine months ended September 30, 2018, 30,814 shares were issued under the 2015 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2018
Stock options	$21,238	$22,816
Restricted stock	5,625	12,183
Employee stock purchase plan	259	544
	$27,122	$35,543
Of the $35.5 million of stock-based compensation expense incurred during the nine months ended September 30, 2018, $14.2 million is classified as research and development expense and $21.3 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Of the $27.1 million of stock-based compensation expense incurred during the nine months ended September 30, 2017, $11.1 million is classified as research and development expense and $16.0 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

Stock options
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2017	3,522,874	$40.11
Granted	671,500	$52.02
Exercised	(385,597)	$34.05
Canceled	(185,466)	$50.96
Outstanding at September 30, 2018	3,623,311	$42.41
Vested at September 30, 2018	1,891,994	$34.63

Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2017	697,667	$63.40
Shares granted	517,300	$55.13
Shares vested	(171,635)	$61.38
Shares canceled	(93,407)	$59.25
Nonvested shares at September 30, 2018	949,925	$59.67

(12) Related-party transactions
As of December 31, 2017, and September 30, 2018, the Children's Hospital of Philadelphia (CHOP) was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the nine months ended September 30, 2017, and 2018, the Company recorded $0.6 million and $0.9 million, respectively, of selling, general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive (income) loss.

In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical and administrative services to be provided by CHOP to the Company. The Company recorded $4.4 million and $4.3 million as research and development expense for the nine months ended September 30, 2017, and 2018.
As of December 31, 2017, $0.3 million and $1.4 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of September 30, 2018, $0.2 million and $1.0 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(13) Commitments and contingencies
(a) Leases
In November 2016, the Company entered into a lease agreement for approximately 49,000 square feet of office space in Philadelphia, Pennsylvania, that will terminate on March 31, 2027. Under this lease, the Company received $1.6 million of tenant improvement allowances during 2017. In January 2017, the Company amended its lease for office space in Philadelphia to lease an additional 24,800 square feet, with the amendment commencing on January 1, 2018, and terminating on December 31, 2028. In November 2017, the Company amended this lease to accelerate the termination date of approximately 50,000 square feet of office space, with such termination to occur, at the latest, in December 2022. The Company recorded an expense of $6.9 million associated with the change in termination date in 2017. As of September 30, 2018, $4.0 million is recorded as long-term other liabilities and $1.7 million is recorded as current other liabilities on the accompanying consolidated balance sheet related to the termination expense.
The following table reconciles the termination cost discussed above (in thousands):

	Balance as of December 31, 2017	Recognized during the nine months ended September 30, 2018	Balance as of September 30, 2018
Contract termination liability	$6,827	$1,153	$5,674
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
At September 30, 2018, the lease financing obligation balance was $33.9 million and was recorded as a long-term other liability on the consolidated balance sheets.
(b) Manufacturing agreement
In August 2018, the Company entered into a Dedicated Manufacturing and Commercial Supply Agreement (the Brammer Agreement) with Brammer Bio MA, LLC (Brammer), pursuant to which Brammer has agreed to manufacture and supply certain products for the Company for clinical trial and commercial purposes. The term of the agreement continues until March 2026 and shall automatically renew for successive three (3) year terms unless the Company notifies Brammer of its intention not to renew no less than two (2) years prior to the expiration of the original term. During the term of the agreement, the Company will have access to a dedicated, specified portion of the manufacturing capacity in Brammer’s manufacturing facility located in Cambridge, Massachusetts, as well as non-dedicated capacity at Brammer’s facilities for manufacturing and other supply-related activities. Under the Brammer Agreement, the Company made an upfront payment of $4.0 million to Brammer upon execution of the agreement, which is included as a prepaid asset on the consolidated balance sheet and will be credited towards future capacity access amounts owed under the Brammer Agreement. The Company is obligated to pay yearly capacity access fees and is required to purchase a minimum dollar amount of manufactured batches per year.

(14) Collaboration and license agreements

(a) Pfizer
In December 2014, the Company entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company is primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there was no stand-alone value for the license, the Company recognized revenue (through the estimated completion date of Phase 1/2 clinical trials). In November 2017, the Company amended its global collaboration agreement with Pfizer. Under the terms of this amendment, the Company received $15.0 million in payments upfront, and an additional $10.0 million upon completion of certain transition activities. The $25.0 million of consideration was recognized as revenue over the estimated performance period associated with the global collaboration agreement.
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
In February 2018, the Company entered into a supply agreement with Pfizer for production in 2018, of one batch of drug substance expected to be used for Phase 3 development. The Company received $7.0 million upfront and received $7.0 million upon delivery in July 2018. The $14.0 million of consideration was recognized as revenue as the batch of the drug substance was completed.
During the nine months ended September 30, 2017, and 2018, the Company recognized $4.7 million and $36.0 million of contract revenue, respectively, related to the Company's agreements with Pfizer. During the nine months ended September 30, 2017 and 2018, the Company recorded $2.6 million and $3.3 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
In July 2018, Pfizer announced they initiated a Phase 3 program following the Company's transfer of responsibility for the hemophilia B gene therapy program to Pfizer.

(b) Novartis
In January 2018, the Company entered into a licensing and commercialization agreement (Novartis License Agreement) with Novartis Pharma AG (Novartis) to develop and commercialize voretigene neparvovec (also known as LUXTURNA) outside the United States. Under the terms of the Novartis License Agreement, the Company has granted Novartis an exclusive right and license, with the right to grant certain sublicenses, under the Company’s intellectual property reasonably necessary or useful for the development or commercialization of LUXTURNA for the treatment, prevention, cure or control of RPE65-mediated inherited retinal disease (IRD) in humans outside the United States. Under the terms of the Novartis License Agreement, the Company received a non-refundable, one-time payment of $105.0 million in the first quarter of 2018, which is included as deferred revenue on the accompanying consolidated balance sheet as of September 30, 2018. The Company is eligible to receive up to an additional $65.0 million in aggregate milestone payments. The Company also is entitled to receive royalty payments at a percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances.
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
In connection with the Selecta License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta's common stock for $5.0 million in December 2016. An additional 324,362 unregistered shares of Selecta's common stock were purchased for $5.0 million in June 2017, and 205,254 unregistered shares of Selecta's common stock were purchased for $5.0 million in October 2017. These shares are classified as available-for-sale securities as of September 30, 2018.
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
In December 2017, the U.S. Food and Drug Administration, or FDA, approved LUXTURNA® (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy, a genetic blinding condition caused by mutations in the RPE65 gene. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an inherited retinal disease, or IRD, and the first adeno-associated virus, or AAV, vector gene therapy approved in the United States. LUXTURNA is manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan product designation and, upon approval, we received a rare pediatric disease priority review voucher, or PRV, that we sold to Jazz Pharmaceuticals Ireland Limited in May 2018. In January 2018, we entered into a licensing and commercialization agreement with Novartis Pharma AG, or Novartis, for the development and commercialization of investigational voretigene neparvovec outside the United States. We continue to advance the regulatory review by the European Medicines Agency, or EMA, and the Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion in September for the approval of LUXTURNA. We expect a formal action by the European Commission in the fourth quarter of 2018.
We are supporting the appropriate use of LUXTURNA in the United States through small, targeted commercial and medical affairs teams. LUXTURNA is administered by trained retinal surgeons at selected treatment centers in the United States that specialize in treating IRDs. In January 2018, we announced two novel payer programs to help ensure eligible patients in the United States have access to LUXTURNA: (i) an innovative contracting model, which includes an option for direct-to-payer contracting; and (ii) an outcomes-based rebate arrangement with a short-term efficacy measure and a long-term durability measure.
We have two gene therapy product candidates, to which we retain global commercialization rights, in clinical development: (i) SPK-7001, targeting choroideremia, or CHM, currently in a Phase 1/2 clinical trial; and (ii) SPK-8011, our lead product candidate in the SPK-FVIII program for hemophilia A, currently in a Phase 1/2 clinical trial. A third clinical-stage product candidate, SPK-9001, our lead product candidate in the SPK-FIX program for hemophilia B, recently was transitioned to Pfizer, Inc., or Pfizer, per our license agreement. In July 2018, Pfizer announced the initiation of a Phase 3 program for SPK-9001, now referred to as PF-06838435 or fidanacogene elaparvovec.
SPK-7001 is our lead product candidate for the treatment of CHM, an IRD caused by mutations in the REP-1 gene. We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-7001 and continue to follow subjects in the trial. In July 2017, we completed enrollment of five additional subjects in the trial who are at an earlier stage of disease. To date, SPK-7001 has been well tolerated and we have not observed any product candidate-related serious adverse events, or SAEs, in this trial. We have observed two SAEs that were deemed to be procedure related. We have received orphan product designation for SPK-7001 for the treatment of CHM in both the United States and the European Union.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. In July 2016, FDA granted breakthrough therapy designation to SPK-9001, the lead product candidate in our SPK-FIX program. In July 2018, we transitioned the program to Pfizer for Phase 3 development.
Throughout 2017 and 2018, Pfizer and we provided periodic updates at medical meetings on the progress of the Phase 1/2 trial of SPK-9001. Most recently, in May 2018 at the World Federation of Hemophilia, or WFH, we presented interim data, as of the May 7, 2018, cutoff date, that bleeding for the fifteen trial subjects had been reduced by 98% and infusions had been reduced by 99%.  The data also demonstrated evidence of long-term durability with more than two years of follow-up in some participants, with infrequent and transient transaminase elevations. No participants developed factor IX inhibitors and no SAEs or thromboembolic events have been reported.
In our SPK-FVIII program for the treatment of hemophilia A, we initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, in 2017. As of a July 13, 2018, data cutoff date, we had enrolled 12 participants in the trial - two at a dose of 5 x 1011 vector genomes (vg)/kilogram of body weight, three at a dose of 1 x 1012 vg/kg and seven at a dose of 2 x 1012 vg/kg. Across all 12 participants at the three doses tested, we saw a 97% reduction in bleeding and a 97% reduction in infusions. In the 2 x 1012 dose cohort, five of the seven participants had reduced their overall bleeds and infusions by 100% (calculated based on data after week four). We also saw evidence of stable, durable factor VIII activity levels in both participants in the 5 x 1011 vg/kg cohort, both of which have been followed for greater than one year. We demonstrated a dose response, with higher doses, on average, leading to higher factor VIII levels. No participant developed factor VIII inhibitors, no thromboembolic events have been reported and transaminase elevations were infrequent and transient.
Across the study, seven of the 12 participants received a tapering course of oral steroids in response to an alanine aminotransferase, or ALT, elevation above participant baseline, declining factor VIII levels and/or positive IFN-gamma enzyme-linked immunospots, or ELISPOTs. For these seven participants, steroids led to a normalization of ALT levels and ELISPOTs. For all but two participants in the 2 x 1012 vg/kg dose cohort, oral steroids led to a stabilization of factor VIII levels. One of these two participants did not rapidly respond to oral steroids and was electively admitted to the hospital to receive two intravenous infusions of methylprednisolone rather than having the infusions on an outpatient basis. The event subsequently resolved, but the admission to the hospital met the criteria for a serious adverse event. We plan to incorporate a course of prophylactic steroids going forward in the development program.
We have scaled our mammalian cell-based suspension process to a 200 liter bioreactor and have achieved initial yields that are supportive of our future clinical and commercial requirements. We are confirming the comparability of material manufactured with this suspension process to material manufactured with our adherent process. We have secured dedicated manufacturing capacity at Brammer Bio's facility in Cambridge, Massachusetts.
In August, we announced plans to initiate a Phase 3 clinical program, beginning with a run-in study that is planned to start in late 2018. In February 2018, FDA granted SPK-8011 breakthrough therapy designation. We retain global commercialization rights to the SPK-FVIII program.
We have additional product candidates in the SPK-FVIII program that are intended to target specific sub-populations of hemophilia A patients. Our first efforts will be aimed at addressing the inhibitor market of hemophilia A using a novel, internally developed product candidate called SPK-8016.  Our Investigation New Drug (IND) for SPK-8016 has now been cleared and, per agreement with FDA, we will begin dosing this study in a patient cohort similar to our on-going SPK-8011 Phase 1/2 study in order to establish safety before expanding into patients representing segments of the inhibitor market.
We are developing other liver-directed gene therapies, including SPK-GAA for Pompe disease, an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen in cells, for which there are shortcomings in current enzyme replacement standard of care. In October 2018, we reported preclinical proof-of-concept data for our lead product candidate SPK-3006.
We have several product candidates in various stages of preclinical development. We have preclinical programs targeting IRDs. We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
We have incurred net losses since inception. We have an accumulated deficit of $524.4 million as of September 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations. For the nine months ended September 30, 2017 and 2018, we incurred $104.7 million and $88.5 million of research and development expenses, respectively, and $74.8 million and $92.5 million of selling, general and administrative expenses, respectively.
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
Through September 30, 2018, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $858.2 million.

In July 2018, we entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) as lender (the Credit Agreement), pursuant to which Wells Fargo extended a $50.0 million term loan us, which bears interest at one-month LIBOR plus 0.65%, which rate is converted to a fixed rate per annum of 3.463% under a swap agreement. The term loan was fully drawn on the date of the Credit Agreement and matures on July 3, 2023. Through June 2019, we will only be obligated to make monthly interest payments with respect to the term loan. Thereafter, the term loan will amortize in equal monthly installments through maturity. In connection with the Credit Agreement, we entered into a cash collateral and swap agreement with Wells Fargo on July 3, 2018.
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
During the quarter, we made the first sale of LUXTURNA under our Spark PATH outcomes-based rebate model. We evaluated the variable consideration under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as it relates to the outcomes-based method and determined that based on historical clinical data, no additional reserves were required as of September 30, 2018.
Our net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. All sales are recognized when control is transferred, which follows our verification of a scheduled LUXTURNA treatment.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, we estimate that there is minimal risk of product return, including the risk of product expiration.
During the nine months ended September 30, 2018, we recognized $15.6 million in net product sales. Gross sales were $17.9 million, net of $2.3 million of product sales allowances. We expect that net product sales of LUXTURNA will fluctuate quarter over quarter, in particular as we continue to build and promote access. Net product sales for the nine months ended September 30, 2018, may not be representative of our sales for any future period.
Contract Revenues
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintained responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials, which completion occurred in July 2018. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. In November 2017, we amended our global collaboration agreement with Pfizer. Under the terms of this amendment, we received $15.0 million in payments upfront, and an additional $10.0 million upon completion of certain transition activities. In February 2018, we entered into a supply agreement with Pfizer to begin production in 2018 for one batch of drug substance expected to be used for Phase 3 development. We received $7.0 million upfront and received $7.0 million upon delivery. In July 2018, Pfizer announced the initiation of a Phase 3 program following our transfer of responsibility for the hemophilia B gene therapy program to Pfizer.
During the nine months ended September 30, 2017 and 2018, we recognized $4.7 million and $36.0 million of contract revenue, respectively, related to our Pfizer agreements.

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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	expanding our medical affairs group;

•	the Phase 1/2 clinical trials for SPK-7001 and hemophilia A;

•	the Phase 3 clinical trial for SPK-8011;

•	research and development for our preclinical programs; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Since the filing of our Annual Report on Form 10-K, which was filed with the SEC on February 27, 2018, we have added or updated the following accounting policies because we determined them to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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
Our net product sales represent total gross product sales in the United States less allowances for estimated discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. All sales are recognized when control is transferred, which follows our verification of a scheduled LUXTURNA treatment.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, we estimate that there is minimal risk of product return, including the risk of product expiration.

Results of operations
Comparison of the three months ended September 30, 2017 and 2018

	Three months ended September 30,
	2017	2018
	(in thousands)
Revenues:
Product sales, net	$—	$8,866
Contract revenue	1,900	1,841
Total revenues	1,900	10,707
Operating expenses:
Cost of product sales	—	318
Research and development	39,341	32,829
Acquired in-process research and development	1,750	—
Selling, general and administrative	26,641	29,305
Total operating expenses	67,732	62,452
Loss from operations	(65,832)	(51,745)
Unrealized gain on equity investments	—	1,672
Interest income, net	1,112	2,714
Loss before income taxes	(64,720)	(47,359)
Income tax benefit (expense)	(292)	2
Net loss	$(65,012)	$(47,357)

Revenues
In the three months ended September 30, 2018, we recognized $10.7 million in total revenues, of which $8.9 million was net sales of LUXTURNA and $1.8 million was associated with our agreements with Pfizer. In the three months ended September 30, 2017, we recognized $1.9 million in total revenues associated with our Pfizer agreement.

Cost of product sales
Cost of product sales in the three months ended September 30, 2018, was $0.3 million, and consists of manufacturing, shipping and other costs, as well as royalties. A substantial portion of the inventory sold during the period was produced prior to FDA approval and, therefore, was expensed previously as research and development.

Research and development expenses
Our research and development expenses for the three months ended September 30, 2018 were $32.8 million compared with $39.3 million for the three months ended September 30, 2017. The $6.5 million decrease was due to a decrease of $9.9 million in internal research and development expenses partially offset by a $3.4 million increase in external research and development expenses. The $9.9 million reduction in internal research and development expenses primarily was the result of $5.9 million less in stock-based compensation expense and $5.0 million in salaries and other costs associated with LUXTURNA, which are allocated to inventory following FDA approval. These costs were partially offset by a $1.0 million increase in rent and depreciation allocations. The $3.4 million growth in external research and development expenses primarily resulted from a $5.9 million increase in expenses related to our hemophilia A program, partially offset by $2.5 million less in expenses related to LUXTURNA.

The following table summarizes our research and development expenses by product candidate or program for the three months ended September 30, 2017 and 2018:

	Three months ended September 30,
	2017	2018
	(in thousands)
External research and development expenses:
LUXTURNA	$3,195	$725
SPK-CHM	512	166
SPK-FIX	423	36
SPK-FVIII	3,026	8,944
Programs in preclinical development	1,890	2,597
Total external research and development expenses	9,046	12,468
Total internal research and development expenses	30,295	20,361
Total research and development expenses	$39,341	$32,829
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Acquired in-process research and development expense
We recognize acquired-in-process research and development expense for license technologies because of the additional research and development efforts or marketing approval required for commercialization. Our acquired in-process research and development expense for the three months ended September 30, 2017, was $1.8 million.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2018 were $29.3 million, compared with $26.6 million for the three months ended September 30, 2017. Selling, general and administrative expenses consisted primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The $2.7 million increase primarily was due to growth of $2.2 million in salaries and related costs, including stock-based compensation, as a result of additional headcount and an increase of $1.3 million in legal and patent expenses, professional fees and other operating costs. These increases were partially offset by a reduction of $0.8 million in launch activities for LUXTURNA.

Comparison of the nine months ended September 30, 2017 and 2018

	Nine months ended September 30,
	2017	2018
	(in thousands)
Revenues:
Product sales, net	$—	$15,599
Contract revenue	4,657	35,969
Total revenues	4,657	51,568
Operating expenses:
Cost of product sales	—	708
Cost of contract revenue	—	5,111
Research and development	104,679	88,462
Acquired in-process research and development	5,207	—
Impairment of acquired in-process research and development	15,696	—
Selling, general and administrative	74,783	92,543
Total operating expenses	200,365	186,824
Loss from operations	(195,708)	(135,256)
Unrealized gain on equity investments	—	4,291
Interest income, net	2,231	7,420
Other income	—	110,000
Loss before income taxes	(193,477)	(13,545)
Income tax benefit (expense)	1,816	(20)
Net loss	$(191,661)	$(13,565)

Revenues
In the nine months ended September 30, 2018, we recognized $51.6 million in total revenues, of which $15.6 million was net sales of LUXTURNA and $36.0 million was associated with our agreements with Pfizer. In the nine months ended September 30, 2017, we recognized $4.7 million in total revenues associated with our Pfizer agreement.

Cost of product sales
Cost of product sales in the nine months ended September 30, 2018, was $0.7 million, and consists of manufacturing, shipping and other costs, as well as royalties. A substantial portion of the inventory sold during the period was produced prior to FDA approval and, therefore, was expensed previously as research and development.

Cost of contract revenue
Cost of contract revenue in the nine months ended September 30, 2018, was $5.1 million, and consists of manufacturing and other costs associated with our contract agreements.

Research and development expenses
Our research and development expenses for the nine months ended September 30, 2018, were $88.5 million compared with $104.7 million for the nine months ended September 30, 2017. The $16.2 million decrease was due to a $16.4 million reduction in internal research and development expenses, offset by growth of $0.2 million in external research and development expenses. The $16.4 million reduction in internal research and development expense was primarily the result of salaries and other LUXTURNA cost being reallocated to inventory following FDA approval, as well as cost associated with contract revenue. The increase in external research and development expenses primarily resulted from $10.1 million in expenses related to our hemophilia A program and $0.5 million in programs in preclinical development. These increases were offset by a $7.4 million decrease in expenses related to LUXTURNA and a $3.0 million decline in our SPK-CHM and SPK-FIX clinical programs.
The following table summarizes our research and development expenses by product candidate or program for the nine months ended September 30, 2017 and 2018:

	Nine months ended September 30,
	2017	2018
	(in thousands)
External research and development expenses:
LUXTURNA	$10,323	$2,875
SPK-CHM	1,596	688
SPK-FIX	2,424	321
SPK-FVIII	5,240	15,399
Programs in preclinical development	6,481	6,964
Total external research and development expenses	26,064	26,247
Total internal research and development expenses	78,615	62,215
Total research and development expenses	$104,679	$88,462
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Acquired in-process research and development expense
Our acquired in-process research and development expense for the nine months ended September 30, 2017, was $5.2 million. This amount includes payments of $3.4 million related to a license agreement and a portion of a stock purchase agreement entered into with Selecta that provides us with exclusive worldwide rights to Selecta’s proprietary SVP™ platform technology for co-administration with gene therapy targets. We recognized this amount as acquired-in-process research and development because additional research and development efforts and marketing approval are required in order to commercialize the licensed technology.

Impairment of acquired in-process research and development expense
During the nine months ended September 30, 2017, it was determined that we would no longer pursue product candidates utilizing the technology acquired from Genable in March 2016 and, accordingly, we recorded a non-cash impairment charge of $15.7 million.  Additionally, we recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the acquired in-process research and development during the nine months ended September 30, 2017. We did not incur an impairment of acquired in-process research and development expense during the nine months ended September 30, 2018.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2018 were $92.5 million compared with $74.8 million for the nine months ended September 30, 2017. Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The $17.7 million growth primarily was due to an increase of $12.6 million in salaries and related costs, including stock-based compensation, as a result of our continued growth in headcount and a $6.5 million increase in legal and patent expenses, professional fees and other operating costs. These costs were partially offset by a reduction of $0.9 million in facility related costs and $0.5 million in launch activities for LUXTURNA.

Other income
We recognized $110.0 million of other income during the nine months ended September 30, 2018, from the sale of our rare pediatric disease PRV.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine months ended September 30,
	2017	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(127,793)	$(28,036)
Investing activities	(181,637)	84,678
Financing activities	396,839	61,191
Effect of exchange rate changes on cash and cash equivalents	102	(24)
Net increase in cash and cash equivalents	$87,511	$117,809

Net cash used in operating activities
Net cash used in operating activities was $28.0 million for the nine months ended September 30, 2018, and consisted of a net loss of $13.6 million adjusted for non-cash items, including depreciation and amortization expense of $4.8 million, stock-based compensation expense of $37.7 million, non-cash rent income of $1.7 million, a loss on disposal of equipment of $0.1 million, an unrealized gain on equity investments of $4.3 million and non-cash interest income of $1.4 million. Net cash used in operating activities also included a net decrease in operating assets and liabilities of $60.3 million. The significant items in the change in operating assets include an increase in trade and other receivables of $5.7 million, primarily due to Pfizer receivables related to our global collaboration and supply agreements and trade receivables related to LUXTURNA sales, an increase of $5.6 million in prepaid expenses and other assets, and an increase of $20.7 million of inventory as a result of the commercialization of LUXTURNA. The significant items in the change in operating liabilities include a decrease in accounts payable and accrued expenses of $0.9 million mainly due to large accruals at year-end related to bonus and other related salary accruals. The change in operating liabilities also includes an increase in deferred revenue of $93.0 million primarily due to the receipt of $105.0 million from entering into a license and commercialization agreement with Novartis in January 2018, as well as an increase in other liabilities of $0.1 million.
Net cash used in operating activities was $127.8 million for the nine months ended September 30, 2017, and consisted of a net loss of $191.7 million adjusted for non-cash items, including a $15.7 million impairment charge on our acquired in-process research and development associated with our Genable acquisition from March 2016 and non-cash income tax benefit for the reversal of the deferred tax liability associated with the impairment of $1.0 million and $0.8 million related to our available for sale securities. Other non-cash items included $5.2 million in acquired in-process research and development expense, which included a second payment and equity investment payment related to our collaboration agreement with Selecta, depreciation expense of $3.5 million, stock-based compensation expense of $33.8 million, and non-cash rent expense of $0.6 million. Net cash used in operating activities also included a net decrease in operating assets and liabilities of $6.9 million. The significant items in the change in operating assets include a decrease in other receivables of $10.7 million, primarily driven by a $15.0 million payment received on our Pfizer receivable, and an increase of $2.5 million in prepaid expenses and other assets as a result of large prepayments related to preclinical and clinical expenses. The significant items in the change in operating liabilities include an increase in accounts payable and accrued expenses of $0.8 million mainly due to an increase in accruals related to bonus and other related salary accruals as a result of increased headcount. The change in operating liabilities also includes an increase in deferred rent of $2.5 million related to tenant improvement allowances, and a decrease in deferred revenue of $4.7 million.

Net cash (used in) provided by investing activities
Net cash provided by investing activities for the nine months ended September 30, 2018, was $84.7 million which included $110.0 million in proceeds from the sale of our PRV, offset by costs related to the net purchases of marketable securities of $8.4 million, the purchase of property and equipment of $14.9 million and a product milestone payment of $2.0 million associated with the first product sale of LUXTURNA.
Net cash used in investing activities for the nine months ended September 30, 2017 was $181.6 million, consisting of net purchases of marketable securities of $167.9 million, purchases of property and equipment of $8.9 million, and payments related to our license agreements of $4.8 million.

Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2018, was $61.2 million, which consisted of $50.0 million in proceeds from long-term debt, $13.1 million in proceeds from the exercise of stock options and $1.6 million of proceeds from the issuance of common stock under our employee stock purchase plan. These were offset by $3.3 million for our repurchase of common stock for tax withholding obligations on restricted stock that vested during the nine months ended September 30, 2018 and $0.2 million in payments of long-term debt.
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

Funding requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize LUXTURNA, continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates.
The expected use of our cash and cash equivalents and marketable securities of $618.4 million as of September 30, 2018, represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, commercialization of approved products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents, and marketable securities.
Based on our planned use of our cash and cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to continue to commercialize LUXTURNA, complete our Phase 1/2 trials for SPK-7001 and SPK-8011, initiate the Phase 3 run-in trial for SPK-8011, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2021. The foregoing estimate does not contemplate the receipt of any milestone payments under our collaborations with Pfizer and Novartis. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Off-balance sheet arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual obligations
During the quarter ended September 30, 2018, we entered into a credit agreement with Wells Fargo. See Note 9 in our Notes to Consolidated Financial Statements for more information. There have been no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash and cash equivalents, restricted cash and marketable securities, including our investment in Selecta, of $671.4 million, primarily invested in U.S. government agency and corporate securities, cash, certificates of deposit and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2018, the net fair market value of our marketable securities would have resulted in a hypothetical decline of approximately $2.7 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
With our increased commercialization efforts for LUXTURNA, we have implemented internal controls around inventory and cost of goods sold. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our financial position
Although we had net income in the quarter ended June 30, 2018, we generally have incurred net losses since inception. We expect to incur losses for the foreseeable future and do not expect to maintain the profitability we experienced in the quarter ended June 30, 2018 for the foreseeable future.
We generally have incurred net losses since inception. Our net loss was $191.7 million and $13.6 million for the nine months ended September 30, 2017 and 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $524.4 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 28, 2015, June 20, 2016 and August 9, 2017. We received net proceeds from the IPO and follow-on offerings of $775.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building our team and engaging in activities to prepare for commercial launch of LUXTURNA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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
We anticipate incurring significant costs associated with commercializing LUXTURNA in the United States and any other products for which we receive marketing approval. Even with the generation of revenues from sales of LUXTURNA and any other approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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
Our operations have consumed significant amounts of capital since inception. As of September 30, 2018, our cash and cash equivalents and marketable securities were $618.4 million. Our operating expenses were $186.8 million for the nine months ended September 30, 2018. We expect to incur significant operating expenses for the foreseeable future. We estimate that our cash and cash equivalents and marketable securities as of September 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.
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
The commercial success of LUXTURNA depends on the extent to which patients, physicians and payers accept and adopt LUXTURNA as a treatment for inherited retinal disease, or IRD, caused by biallelic mutations in the RPE65 gene, and we do not know whether our or others’ estimates in this regard will be accurate. While we conduct activities to raise awareness around genetic testing and inherited retinal diseases, there is significant uncertainty in the degree of market acceptance of LUXTURNA. In addition, physicians may not prescribe LUXTURNA, and patients may be unwilling to use LUXTURNA, if coverage is not provided or reimbursement is inadequate. Additionally, the use of LUXTURNA in a non-trial setting may result in unexpected, more serious or a greater incidence of adverse reactions that may negatively affect the commercial prospects of LUXTURNA. Furthermore, a significant negative development in any other gene therapy program or our failure to satisfy any post-marketing regulatory commitments and requirements to which we are or may become subject may adversely impact the commercial results and potential of LUXTURNA. We are conducting a post-marketing observational study of patients treated with LUXTURNA to further evaluate the long-term safety of LUXTURNA. If the results of this long-term study negatively change the benefit/risk profile of LUXTURNA, the commercial results of LUXTURNA and potentially any other product for which we receive marketing approval may be substantially diminished.
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
We have submitted to EMA a validated marketing authorization application, or MAA, for LUXTURNA, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. When an MAA is submitted to the EMA, a related scientific evaluation is conducted by EMA's CHMP and a scientific opinion is prepared concerning the suitability of the product for authorization. This scientific opinion is sent to the European Commission which, before arriving at a final decision on an MAA, must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Members States and chaired by a non-voting European Commission representative. The European Parliament also has a related "droit de regard". The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization. In accordance with the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days. This excludes clock stops during which additional information or written or oral explanations are provided by the applicant in response to questions posed by the CHMP. The CHMP adopted a positive opinion on September 21, 2018, recommending approval of LUXTURNA.
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
In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our marketing authorization or clinical trials could be suspended or terminated. For example, FDA placed our second open-label Phase 1 clinical trial for LUXTURNA, which we refer to as our 102 trial, on a clinical hold temporarily when we voluntarily halted enrollment and reported a serious adverse event arising from a steroid injection given following administration of LUXTURNA to manage post-operative inflammation related to the standard vitrectomy procedure subjects undergo prior to administration of LUXTURNA. We subsequently adjusted the protocol regarding the use of local steroids and FDA released the clinical hold, allowing the trial to proceed.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same disease or condition for that marketing exclusivity period, except in limited circumstances. If another sponsor receives approval before we do (regardless of our orphan drug designation), we would be precluded from receiving marketing approval for our product if it is the same product approved for the same disease or condition for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EU. The exclusivity period in the United States can be extended by six months if the BLA sponsor submits pediatric data that fairly respond to a written request from FDA for such data. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, e.g., where a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
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
In the EU, the advertising and promotion of our products are subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws may limit or restrict the advertising and promotion of our products to the general public and also may impose limitations on our promotional activities with health care professionals. These laws require that promotional materials and advertising for medicinal products are consistent with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comport with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.
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
Both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. This includes control of compliance with cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers would be required to ensure that our processes, methods, and equipment are compliant with cGMP. Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including Abeona Therapeutics Inc., Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Axovant Sciences, Inc., BioMarin Pharmaceutical Inc., GenSight Biologics SA, Homology Medicines, Inc., Horama SAS, Lysogene SAS, MeiraGTx Limited, Nightstar Therapeutics plc., PTC Therapeutics, Inc., REGENXBIO, Inc., Sangamo Therapeutics, Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against LUXTURNA and any of our product candidates.

For LUXTURNA and clinical product candidates we have developed, the main competitors include:

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

•
SPK-FIX. The standard of care for moderate to severe hemophilia B patients is an intravenously administered variety of plasma-derived, recombinant or long-acting factor FIX products that are produced by a number of companies, including Pfizer Inc., or Pfizer. Many other companies are developing gene therapies to treat hemophilia B, including Shire PLC, Sangamo Therapeutics, Inc., Freeline Therapeutics, LogicBio Therapeutics, Inc, and uniQure N.V.

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
Approval of a product candidate in the United States by FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We have submitted a validated MAA to EMA for LUXTURNA and intend to submit for approval of our product candidates in the EU, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. When an MAA is submitted to the EMA, a related scientific evaluation is conducted by EMA's CHMP and a scientific opinion is prepared concerning the suitability of the product for authorization. This scientific opinion is sent to the European Commission which, before arriving at a final decision on an MAA, must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Members States and chaired by a non-voting European Commission representative. The European Parliament also has a related "droit de regard". The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization. In accordance with the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days. This excludes clock stop

s during which additional information or written or oral explanations are provided by the applicant in response to questions posed by the CHMP. The CHMP adopted a positive opinion on September 21, 2018, recommending approval of LUXTURNA.
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
Earlier this year, President Trump released the Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs, or Blueprint. Certain proposals in the Blueprint seek to encourage innovation and expand outcome-based payments in Medicare and Medicaid and may cause significant operational and reimbursement changes for the pharmaceutical industry. We cannot predict whether the Blueprint may affect our ongoing discussions with CMS to align on our proposal for an installment payment option and flexibility to offer greater outcomes-based rebates.
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
We may enter into additional collaborations with third parties in the future. Our relationships with third parties, including Pfizer and Novartis, and any future collaborations we enter in the future, may pose several risks, including the following:

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

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected. Our collaborators are subject to similar risks with respect to product development, regulatory approval and commercialization and their business, results of operations and financial condition could be harmed should they experience any such risks, which could adversely affect our collaboration.
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
Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for LUXTURNA or our product candidates that achieve regulatory approval and the resulting Medicare payment rate and could negatively impact our results of operations.
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
Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.
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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell LUXTURNA and our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product and product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third-party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our LUXTURNA, SPK-CHM, SPK-FVIII, SPK-GAA and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize LUXTURNA and our product candidates in our SPK-CHM, SPK-FVIII, SPK-GAA and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product and product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product and product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.
Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. To counter infringement or unauthorized use claims or to defend against claims of infringement can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
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
On March 4, 2014, the USPTO issued a guidance memorandum to patent examiners entitled “2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products.” On December 6, 2014, a memorandum entitled “2014 Interim Guidance on Subject Matter Eligibility” was published. On July 30, 2015, an update pertaining to patent subject matter eligibility was published by the USPTO. Additional USPTO guidance memoranda concerning subject matter eligibility were issued on May 4, 2018, April 2, 2018, April 19, 2018, and June 7, 2018. These guidelines instruct USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.
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
We have registered trademarks with the USPTO for the mark “SPARK” and the Spark logo and pending trademark applications in the United States and various foreign jurisdictions for marks related to our business. Whether allowed or registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our business, financial condition, results of operations and prospects.
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. In January 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of November 1, 2018, we had outstanding options to purchase an aggregate of 3,542,796 shares of our common stock, of which options to purchase 1,881,248 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.
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
Our stock price is likely to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	net sales of LUXTURNA;

•	results of clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	commencement or termination of collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs and the commercialization of LUXTURNA;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	negative publicity around gene therapy in general, LUXTURNA or our product candidates;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry and market conditions.
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
Our management has broad discretion in the application of our cash, cash equivalents and marketable securities and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development and commercialization of our product and product candidates. Pending their use, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value.
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

As of September 30, 2018, we have used all $168.9 million of the net proceeds from the offering primarily to fund research and development, for working capital and for other general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.  There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 5. Other Information
None.

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1††	Dedicated Manufacturing and Commercial Supply Agreement, dated August 3, 2018, between the Registrant and Brammer Bio MA, LLC					X

10.2	Credit Agreement, dated July 3, 2018, between the Registrant and Wells Fargo Bank, National Association					X

10.3	Cash Collateral Agreement, dated July 3, 2018, between the Registrant and Wells Fargo Bank, National Association					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2018, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2018 and (iv) Notes to Unaudited Consolidated Financial Statements.
X

††	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*
This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2018
SPARK THERAPEUTICS, INC.

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Chief Financial Officer
(Principal Financial Officer)