Form 10-K
period 2018-12-31
Spark Therapeutics, Inc.
filed 2019-02-28
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2018, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,583,300,000, based upon the closing price of the registrant's common stock on June 30, 2018.

As of February 15, 2019, there were 37,961,302 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2019 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement that we entered into with Roche Holdings, Inc., or Roche, and its wholly owned acquisition subsidiary on February 22, 2019, pursuant to which we expect to become a wholly owned subsidiary of Roche;

•
the failure to satisfy required closing conditions under the merger agreement, including, but not limited to, the tender of a minimum number of our outstanding shares of common stock in the related tender offer and the receipt of required regulatory approvals, or the failure to complete the merger in a timely manner;

•	risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the transaction with Roche;

•
the effect of the announcement of the transaction with Roche on our operating results and business generally, including, but not limited to, our ability to retain and hire key personnel and maintain our relationships with customers, strategic partners, suppliers, regulatory authorities and others with whom we do business;

•	the impact of the pending transaction with Roche on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments and future opportunities;

•	the outcome of any legal proceedings that may be instituted against us and others relating to the merger agreement;

•	our expectations regarding our commercial launch of LUXTURNA® (voretigene neparvovec-rzyl) and our plans to develop and commercialize our other product candidates;

•	our estimates regarding the potential market opportunity for LUXTURNA and our product candidates;

•	our ability to maintain our current, and enter into additional, agreements involving outcomes-based rebates and innovative contracting models with payers for LUXTURNA or any future products;

•
the timing, progress and results of clinical trials for SPK-7001, SPK-9001, SPK-8011, SPK-8016 and our other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make and do not assume the consummation of our proposed transaction with Roche unless specifically stated otherwise.
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

PART I.

Item 1. Business

On February 22, 2019, we entered into a definitive merger agreement to be acquired by Roche Holdings, Inc., or Roche. Pursuant to the merger agreement, and upon the terms and subject to the conditions thereof, a wholly owned acquisition subsidiary of Roche, or Merger Sub, will commence a cash tender offer, or the tender offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $114.50, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. The completion of the tender offer will be conditioned on at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the offer, receipt of certain regulatory approvals, and other customary conditions.

Following the completion of the tender offer, Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Roche. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. In the merger, each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Roche or Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $114.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law.

We expect the transaction to close in the second quarter of 2019. If the transaction is completed, it is expected that our common stock will be removed from listing on the NASDAQ Stock Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.

See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19 of the Notes to Consolidated Financial Statements included in this report for additional information regarding the transaction.

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
In December 2017, the U.S. Food and Drug Administration, or FDA, approved LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy, a genetic blinding condition caused by mutations in the RPE65 gene. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an inherited retinal disease, or IRD, and the first adeno-associated virus, or AAV, vector gene therapy approved in the United States. LUXTURNA is manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan drug status. In January 2018, we entered into a license and commercialization agreement with Novartis Pharma AG, or Novartis, for the development and commercialization of voretigene neparvovec outside the United States. In November 2018, we received approval from the European Medicines Agency, or EMA, for the marketing authorization of LUXTURNA in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway.
We are supporting the appropriate use of LUXTURNA in the United States through small, targeted commercial and medical affairs teams. LUXTURNA is administered by trained retinal surgeons at selected treatment centers in the United States that specialize in treating IRDs. In January 2018, we announced two novel payer programs to help ensure eligible patients in the United States have access to LUXTURNA: (i) an innovative contracting model that includes an option for direct-to-payer contracting; and (ii) an outcomes-based rebate arrangement with a short-term efficacy measure and a long-term durability measure.
We have three gene therapy product candidates, to which we retain global commercialization rights, in clinical development: (i) SPK-8011, our lead product candidate in the SPK-FVIII program for hemophilia A; (ii) SPK-8016, a product candidate for the hemophilia A inhibitor market; and (iii) SPK-7001, targeting choroideremia, or CHM. A fourth clinical-stage product candidate, SPK-9001, our lead product candidate in the SPK-FIX program for hemophilia B, recently was transitioned to Pfizer Inc., or Pfizer, pursuant to our license agreement with Pfizer. In July 2018, Pfizer announced the initiation of a Phase 3 program for SPK-9001, now referred to as PF-06838435 or fidanacogene elaparvovec.
In our SPK-FVIII program for the treatment of hemophilia A, we initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, in 2017. As of a November 2, 2018, data cutoff date, we had enrolled 12 participants in the trial: two at a dose of 5 x 1011 vector genomes (vg)/kilogram (kg) of body weight, three at a dose of 1 x 1012 vg/kg and seven at a dose of 2 x 1012 vg/kg. Across all 12 participants at the three doses tested, we saw a 94% reduction in bleeding and a 95% reduction in infusions. In the 2 x 1012 vg/kg dose cohort, five of the seven participants had reduced their overall bleeds and infusions by 100% and 99% , respectively (calculated based on data after week four). We also saw evidence of stable, durable factor VIII activity levels in all participants that have been followed for greater than one year. We demonstrated a dose response, with higher doses, on average, leading to higher factor VIII levels. No participant developed factor VIII inhibitors, no thromboembolic events have been reported and transaminase elevations were infrequent and transient. One participant was electively admitted to the hospital to receive intravenous administration of methylprednisolone rather than having the infusions on an outpatient basis. The admission met the criteria for a serious adverse event, or SAEs. We plan to incorporate a course of prophlactic steriods going forward in the development program.
We have scaled our mammalian cell-based suspension process to a 400 liter process and have achieved initial yields that are supportive of our future clinical and commercial requirements. Analytical and non-clinical testing demonstrated comparability of material manufactured with this suspension process to material manufactured with our adherent process. We have secured dedicated manufacturing capacity at Brammer Bio MA LLC's, or Brammer Bio's, facility in Cambridge, Massachusetts.
We recently initiated a Phase 3 clinical program for SPK-8011, beginning with a run-in study. In February 2018, FDA granted SPK-8011 breakthrough therapy designation. We retain global commercialization rights to the SPK-FVIII program.
We have additional product candidates in the SPK-FVIII program that are intended to target specific sub-populations of hemophilia A patients, the first of which will target the hemophilia A inhibitor market using a novel, internally developed product candidate, SPK-8016.  Our Investigational New Drug, or IND, for SPK-8016 has been cleared and, per agreement with FDA, we initiated dosing in this Phase 1/2 study in a cohort similar to the patient cohort in our on-going SPK-8011 Phase 1/2 study in order to establish safety before expanding into participants representing segments of the inhibitor market.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. In July 2016, FDA granted breakthrough therapy designation to SPK-9001, the lead product candidate in our SPK-FIX program. In July 2018, we transitioned the program to Pfizer for Phase 3 development.
We are developing other liver-directed gene therapies, including SPK-3006, our lead product candidate for Pompe disease, an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen in cells, for which there are shortcomings in current enzyme replacement standard of care. In October 2018, we reported preclinical proof-of-concept data for SPK-3006.
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
We have several product candidates in various stages of preclinical development. We have preclinical programs targeting IRDs, including Stargardt's disease. We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.

Our product candidates
The following table summarizes information regarding our product candidates and development programs:
(1) Initial construct licensed from Genethon
(2) Form of Batten disease

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
RPE65-mediated IRD
RPE65-mediated IRD historically has been clinically diagnosed based on clinical presentation and findings and has been characterized most frequently as a form of Leber congenital amaurosis, or LCA, or retinitis pigmentosa, or RP, among over 20 other clinical classifications. We estimate that LCA affects approximately one in every 81,000 individuals and RP affects approximately one in every 4,500 individuals. Because, prior to the approval of LUXTURNA, there were no pharmacologic treatments for IRDs and there are known to be over 220 different genes causing IRDs, there are limited epidemiology data from which to derive population estimates.  Additionally, epidemiology estimates vary based on geography. We are aware of studies that estimate the prevalence of RPE65 mutations within the LCA population from approximately 6% to 16% and within the RP population from approximately 1% to 3%. Based on our own assessment of the epidemiology data, we believe the prevalent population is up to approximately 6,000 individuals with RPE65 mutations in the United States, Europe and select additional markets in the Americas and Asia/Pacific. We estimate the United States prevalent population at approximately 1,000 to 2,000 individuals.

LUXTURNA (voretigene neparvovec)
In December 2017, FDA approved LUXTURNA (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy and viable retinal cells. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an IRD and the first AAV vector gene therapy approved in the United States. LUXTURNA is manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan drug status. In January 2018, we entered into a license and commercialization agreement with Novartis for the development and commercialization of voretigene neparvovec outside the United States. In November 2018, we received approval from the EMA for the marketing authorization of LUXTURNA in all 28-member states of the EU, as well as Iceland, Liechtenstein and Norway.
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
We are supporting the appropriate use of LUXTURNA in the United States through small, targeted commercial and medical affairs teams to continue to build and promote access to the product. LUXTURNA is administered by trained retinal surgeons at selected treatment centers in the United States that specialize in treating IRDs.
In January 2018, we announced two novel payer programs to help ensure eligible patients in the United States have access to LUXTURNA: (i) an innovative contracting model that includes an option for direct-to-payer contracting; and (ii) an outcomes-based rebate arrangement with a short-term efficacy measure and a long-term durability measure. Traditionally, specialty medications administered by physicians in hospitals in the United States are purchased by the institution where the patient is treated. The institution then bills the payer, typically including a mark-up on the product. With higher-value, higher-cost therapies, this traditional “buy and bill” model may represent a significant financial burden and risk to the institution and may create substantial additional costs to the payer. Under our innovative contracting model, we enter into an agreement with the commercial payer under which the payer, or a designated specialty pharmacy, purchases LUXTURNA. As a part of this agreement, the payer agrees to provide coverage for its members consistent with FDA labeling of LUXTURNA, expedite benefits processing and cap patient out-of-pocket amounts at in-network limits. Further, we will share risk with certain health insurers by paying rebates if patient outcomes fail to meet specified thresholds, thereby linking the payment for LUXTURNA to both short-term efficacy (30-90 days) and longer-term durability (30 months) measures that are unique to this one-time gene therapy. The short-term and long-term measures will be based on FST testing scores, with a baseline to be established for each eligible patient before administration of LUXTURNA.
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

Phase 1/2 clinical trial
We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-7001 and continue to follow subjects in the trial. In July 2017, we completed enrollment of five additional subjects in the trial who are at an earlier stage of disease. To date, SPK-7001 has been well tolerated and we have not observed any product candidate-related SAEs in this trial. We have observed two SAEs that were deemed to be procedure related. We are evaluating efficacy primarily by assessing functional vision, as measured by standard ophthalmic tests. Evaluations are ongoing.
Other IRDs
The RPE65 and CHM genes are two of more than 220 genes that have been identified to cause IRDs. We have several preclinical programs targeting other IRDs, including a preclinical program addressing Stargardt's disease, an IRD that affects approximately 30,000 people in the United States.
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

SPK-9001, our lead SPK-FIX product candidate for the treatment of hemophilia B
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we had responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials. Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. Based on positive Phase 1/2 study results, in July 2018 we transitioned the program to Pfizer. In July 2018, Pfizer announced the initiation of a Phase 3 program.
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
The most significant complication of treatment with FVIII concentrates in patients with hemophilia A is the development of alloantibodies, or inhibitors, that block factor VIII activity. Approximately 30% of hemophilia A patients develop inhibitors to recombinant or plasma-derived factor VIII. Children, people with a family history of inhibitors and certain ethnic subgroups are more at risk for developing inhibitors, but it has not been possible to predict in advance which patients will be affected. Inhibitors usually appear in young children, within the first 50 exposure days to FVIII replacement therapy, but they can develop at any age.
Severe hemophilia patients with inhibitors do not bleed more often than other severe patients, but their bleeds are more difficult to manage because they do not respond to standard treatment. Inhibitor patients also may develop serious complications like uncontrollable bleeds and joint disease. Patients with inhibitors are hospitalized more frequently.
Once factor replacement is ineffective due to inhibitors, acute management of bleeding requires agents that bypass factor VIII activity. Long-term management traditionally has consisted of eradicating inhibitors through immune tolerance. Immune tolerance induction, or ITI, can be achieved in approximately 70% of patients that receive regular infusions of factor VIII, which are given several times per week over periods ranging up to 18 months. These frequent infusions may require the placement of an indwelling line, particularly in younger children. Despite the development of multiple ITI protocols over the past forty years, the mechanism of tolerance induction and the best means of achieving it are unknown. Given the arduous nature of all ITI protocols, the time commitment required from families to implement it and the substantial failure rate, some have advocated abandoning this approach and managing inhibitor patients solely with newer, long-acting bypassing agents. Others note that eradication of the inhibitor leads to better overall outcomes and should still be pursued.

SPK-8011, our lead SPK-FVIII product candidate for the treatment of hemophilia A
We initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, in 2017. In February 2018, FDA granted breakthrough designation to SPK-8011. We recently initiated a Phase 3 clinical program for SPK-8011, beginning with a run-in study. We retain global commercialization rights to the SPK-FVIII program.
As of a November 2, 2018, data cutoff date, we had enrolled 12 participants in the trial - two at a dose of 5 x 1011 vg/kg of body weight, three at a dose of 1 x 1012 vg/kg and seven at a dose of 2 x 1012 vg/kg. Across all 12 participants at the three doses tested, we saw a 94% reduction in bleeding and a 95% reduction in infusions. In the 2 x 1012 vg/kg dose cohort, five of the seven participants had reduced their overall bleeds and infusions by 100% and 99% , respectively (calculated based on data after week four). We also saw evidence of stable, durable factor VIII activity levels in all participants that have been followed for greater than one year. We demonstrated a dose response, with higher doses, on average, leading to higher factor VIII levels. No participant developed factor VIII inhibitors, no thromboembolic events have been reported and transaminase elevations were infrequent and transient. One participant was electively admitted to the hospital to receive intravenous administration of methylprednisolone rather than having the infusions on an outpatient basis. This admission met the criteria for an SAE. We plan to incorporate a course of prophylactic steroids going forward in the development program.
Across the study, seven of the 12 participants received a tapering course of oral steroids in response to an alanine aminotransferase, or ALT, elevation above participant baseline, declining factor VIII levels and/or positive IFN-gamma enzyme-linked immunospots, or ELISPOTs. For these seven participants, steroids led to a normalization of ALT levels and ELISPOTs. For all but two participants in the 2 x 1012 vg/kg dose cohort, oral steroids led to a stabilization of factor VIII levels. One of these two participants did not rapidly respond to oral steroids and was electively admitted to the hospital to receive two intravenous infusions of methylprednisolone rather than having the infusions on an outpatient basis. The event subsequently resolved, but the admission to the hospital met the criteria for an SAE. We plan to incorporate a course of prophylactic steroids going forward in the development program.
We have scaled our mammalian cell-based suspension process to a 400 liter process and have achieved initial yields that are supportive of our future clinical and commercial requirements. Analytical and non-clinical testing demonstrated the comparability of material manufactured with this suspension process to material manufactured with our adherent process. We have secured dedicated manufacturing capacity at Brammer Bio's facility in Cambridge, Massachusetts.

SPK-8016 for the treatment of hemophilia A patients with inhibitors
We have additional product candidates in the SPK-FVIII program that are intended to target specific sub-populations of hemophilia A patients, the first of which will be aimed at addressing the hemophilia A inhibitor market using a novel, internally developed product candidate, SPK-8016.  Our IND for SPK-8016 has been cleared and, per agreement with FDA, we initiated dosing this Phase 1/2 trial in a cohort similar to our on-going SPK-8011 Phase 1/2 trial in order to establish safety before expanding into participants representing segments of the inhibitor market.

SPK-3006 for the treatment of Pompe disease

We are developing other liver-directed gene therapies, including SPK-3006, for Pompe disease. Pompe disease is an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen in cells. Pompe disease is a progressive condition that can lead to muscle weakness making walking, breathing and simple activities difficult.

In October 2018, we presented preclinical proof of concept data for our lead investigational product candidate, SPK-3006. SPK-3006 is an AAV gene therapy expressing a novel, modified form of GAA (secGAA) engineered for efficient secretion into plasma. Preclinical data demonstrated glycogen clearance throughout the body, including in refractory tissues, with sustained plasma GAA levels and evidence of lysosomal uptake driven by one-time administration.
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
In 2017, we received FDA current good manufacturing practices, or cGMP, validation of our facility in Philadelphia to produce commercial supply of LUXTURNA. In 2018, we successfully completed EMA inspection of our manufacturing facility in Philadelphia. Our facility in Philadelphia is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease and is now licensed in Europe and all mutual recognition countries.
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
Licensed patents and patent applications
As of February 20, 2019, our patent portfolio included 457 U.S. and foreign patents and patent applications licensed from The Children's Hospital of Philadelphia, or CHOP, the University of Iowa Research Foundation, or UIRF, The University of Pennsylvania, or Penn, Genethon, Inc., or Genethon, and the U.S. National Institutes of Health, or NIH. Our patent portfolio also includes patent applications that we have filed on our own technologies, including technologies related to our hemophilia A program and our manufacturing technologies. The patents and patent applications in our patent portfolio cover technology used in our own development programs, as well as technology used in our collaboration with Pfizer. We have granted Pfizer an exclusive worldwide license for the development and commercialization of product candidates for the treatment of hemophilia B under the patents and other rights listed below that relate to our SPK-FIX program.
Manufacturing platform
We exclusively in-license three patent application families from CHOP relating to scalable manufacturing for producing high-purity gene therapy vectors. The first family relates to manufacture of our own product candidates as well as the product candidates and development programs that are the subject of our collaboration with Pfizer, and patents have been granted in the United States, Europe, Australia and Mexico. These patents will expire in 2031, excluding any potential patent term extension or adjustment. Corresponding patent applications are pending in the United States, Brazil, Canada, China, Israel, India and Japan. We expect that patents issuing from these applications would expire in 2031, excluding any potential patent term extension or adjustment. The second and third application families relate to scalable manufacturing and purification of lentiviral vectors. The second application family is pending in the United States, Australia, Canada, Europe, Hong Kong and Japan. We expect that patents issuing from these applications, if any, would expire in 2032, excluding any potential patent term extension or adjustment. The third application family has been granted in Europe. This patent will expire in 2034, excluding any potential patent term extension or adjustments. Corresponding patent applications are pending in the United States, Australia, Brazil, Canada, China India, Israel, Japan, Mexico, Russia, South Africa and South Korea. We expect that patents issuing from these applications, if any, would expire in 2034, excluding any potential patent term extension or adjustment.
We also have filed patent applications relating to manufacturing technologies that we have developed, including:

•
A patent application family relating to reduced AAV vector aggregation during manufacturing. This application family is pending in Australia, Brazil, Canada, China, Europe, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Russia, Saudi Arabia, Singapore, South Africa and South Korea. We expect that any patents issuing from these applications will expire in 2037, excluding any potential patent term extension or adjustment.

•
A patent application family relating to improvements in AAV vector purification. This application family is pending in Australia, Brazil, Canada, Chile, China, Colombia, Europe, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea and the United States. We expect that any patents issuing from these applications will expire in 2037, excluding any potential patent term extension or adjustment.

•
A patent application family relating to a novel cell line for AAV vector production. This application family is pending in Australia, Brazil, Canada, China, Europe, Japan, Mexico, New Zealand, Saudi Arabia, Singapore, South Africa, South Korea and the United States. We expect that any patents issuing from these applications will expire in 2037, excluding any potential patent term extension or adjustment.

•
A patent application family relating to cell transfection improvements for AAV vector production. This application family is pending in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea and the United States. We expect that any patents issuing from these applications will expire in 2036, excluding any potential patent term extension or adjustment.

•
A Patent Cooperation Treaty, or PCT, patent application relating to cell transfection improvements for AAV vector production. We expect that any patents issuing from this application will expire in 2038, excluding any potential patent term extension or adjustment.

•
A PCT patent application relating to improvements in AAV vector purification. We expect that any patents issuing from this application will expire in 2038, excluding any potential patent term extension or adjustment.

•
A U.S. patent application relating to cell line for AAV vector production. We expect that any patents issuing from this application will expire in 2039, excluding any potential patent term extension or adjustment.

We refer to these CHOP manufacturing-related patents and patent applications together with our manufacturing-related patent applications as our “manufacturing patent applications.”
Modified AAV vectors and gene delivery
We are developing additional technology in a number of different areas to improve or expand upon our current product candidates. These include technologies exclusively licensed from CHOP that are generally related to modifying gene therapy vectors, adding a companion therapy or diagnostic or developing other therapeutic genes, and technologies that we have developed. The licensed and Spark-owned patent rights underlying these technologies include:

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

•
A pending U.S. patent application that generally relates to improvements to measuring antibodies that bind to AAV. We expect that patents issuing from this application, if any, would expire in 2039, excluding any potential patent term extension.

•
A pending U.S. patent application that generally relates to novel capsid technologies. We expect that patents issuing from this application, if any, would expire in 2039, excluding any potential patent term extension.

•
Two pending U.S. patent applications that generally relate to modulating immune responses for AAV therapies. We expect that patents issuing from this application, if any, would expire in 2039, excluding any potential patent term extension.

We believe our manufacturing patent applications and related know-how and trade secrets may provide us with additional intellectual property protection relating to our planned use of these technologies.
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
Liver-directed gene therapies
We exclusively in-licensed certain patents and patent applications from CHOP related to our hemophilia programs. In general, these patents and patent applications relate to AAV-mediated gene therapy, adjunct therapy to use with gene therapy treatment, modified AAV vectors and modified forms of factor VIII. These licensed patent rights include:

•
A patent application family relating to modified AAV vectors for delivery of factor IX. This application is granted in the U.S. and Singapore. These patents will expire in 2034, excluding any potential patent term extension or adjustment. Corresponding patent applications are pending in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Saudi Arabia, South Africa and South Korea. We expect that any patents issuing from these applications will expire in 2034, excluding any potential patent term extension or adjustment.

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

We also have filed patent applications relating to our SPK-FVIII program on technologies which we have developed, including:

•
A U.S. patent application relating to modified factor VIII expression constructs. We expect that any patents issuing from this application will expire in 2036, excluding any potential patent term extension or adjustment. Corresponding patent applications are pending in Australia, Brazil, Canada, Chile, China, Colombia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Saudi Arabia, Singapore, South Africa and South Korea. We expect any patents issuing from these applications will expire in 2036, excluding any potential patent term extension or adjustment.

•
A PCT patent application relating to AAV gene therapy treatment of hemophilia A. We expect that any patents issuing from this application will expire in 2038, excluding any potential patent term extension or adjustment.

•
A U.S. patent application relating to modified factor VIII expression constructs. We expect that any patents issuing from this application will expire in 2039, excluding any potential patent term extension or adjustment.

We also have exclusively in-licensed three patent application families from Genethon relating to our Pompe program, including:

•
A U.S. patent application relating to certain Pompe constructs. We expect that any patents issuing from this application will expire in 2038, excluding any potential for patent term extension or adjustment. Corresponding patent applications are pending in Australia, Brazil, Canada, China, Europe, Japan, and Mexico.

•
Two U.S. patent application relating to certain Pompe constructs. We expect that any patents issuing from this application will expire in 2038, excluding any potential for patent term extension or adjustment. Each of these U.S. patent applications has corresponding patent applications pending in Australia, Brazil, Canada, Chile, China, Colombia, Europe, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Saudi Arabia, Singapore, South Africa, and South Korea.

We also have filed a U.S. patent application on certain Pompe constructs which we have developed. We expect that any patents issuing from this application will expire in 2039, excluding any potential for patent term extension or adjustment.
We believe our manufacturing patent applications and related know-how and trade secrets may provide us with additional intellectual property protection relating to our SPK-FIX program, SPK-FVIII program and SPK-GAA program.
CNS-directed gene therapies
We exclusively in-licensed a portfolio of approximately 181 U.S. and foreign patents and patent applications from UIRF that relate to treatment of a broad array of CNS and neurodegenerative diseases.
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
In November 2017, Pfizer and we amended the agreement to provide for the enrollment of up to five additional participants in the current Phase 1/2 clinical trial each of which will receive SPK-9001 manufactured using an enhanced process to test its comparability to SPK-9001 received by the first 10 participants enrolled in the ongoing trial. Under the terms of this amendment, we received a $10.0 million upfront payment and received an additional $15.0 million in milestone payments.
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
In February 2018, we entered into a supply agreement with Pfizer for production of one batch of SPK-9001 drug substance, which was delivered in July 2018.
In July 2018, Pfizer announced they had initiated a Phase 3 program following the transfer of our responsibility for the hemophilia B gene therapy program to Pfizer.
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
Novartis paid us a non-refundable, non-creditable, one-time payment of $105.0 million and $25.0 million for approval of voretigene neparvovec by the EMA in November 2018, and we may receive up to an additional $40.0 million based upon the achievement of certain aggregate net sales in certain markets. We also are entitled to receive royalty payments at a flat mid-twenties percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances. We will retain regulatory responsibility for obtaining approval for LUXTURNA by EMA and Novartis will have regulatory responsibility for obtaining approval for LUXTURNA for countries outside of the United States and the European Union.
The Novartis License Agreement continues until the last to complete royalty term, which is on a royalty-region by royalty-region basis for 12 years from the first commercial sale in such region of LUXTURNA, but may be extended in a certain country until regulatory exclusivity expires in that country or on a region-by-region basis until aggregate net sales fall below a certain threshold. Either party may terminate the Novartis License Agreement upon the other party’s uncured material breach of the Novartis License Agreement, insolvency, or bankruptcy. Novartis may terminate the Novartis License Agreement at any time upon one year’s prior written notice to us. Novartis also may terminate the Novartis License Agreement in the event: (i) that there is an uncured material breach of the Novartis Supply Agreement by us, resulting in Novartis taking over the manufacture of LUXTURNA or (ii) we undergo a change of control.
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
We also entered into an additional licensing agreement with CHOP in November 2015. The licensing agreement supplements our existing license agreement with CHOP by granting us a worldwide exclusive license, with the right to sublicense, to use and practice a patent application family related to the production of gene therapies on substantially the same terms and conditions as the existing agreement.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including 4D Molecular Therapeutics, Abeona Therapeutics Inc., Actus Therapeutics, Inc., Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Axovant Sciences, Inc., BioMarin Pharmaceutical Inc., GenSight Biologics SA, Homology Medicines, Inc., Horama SAS, Lysogene SAS, MeiraGTx Limited, Nightstar Therapeutics plc, PTC Therapeutics, Inc., REGENXBIO, Inc., Sangamo Therapeutics, Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against LUXTURNA and any of our product candidates.
For LUXTURNA and clinical product candidates we have developed, the main competitors include:

•
LUXTURNA. While no other approved pharmacologic agents exist for patients with RPE65-mediated IRD, Second Sight Medical Products, Inc. has received approval from FDA and other foreign regulatory authorities for a retinal prosthesis medical device, which is being marketed to RP patients with limited or no light perception. Another retinal prosthesis medical device from Retina Implant AG has obtained a CE Certificate of Conformity from its notified body, and is similarly indicated for blinded patients. Novelion Therapeutics, Inc. (formerly QLT Inc.) completed a Phase 1b clinical trial of a vitamin A derivative to treat RP and LCA. In the gene therapy space, certain companies and several academic institutions have conducted or plan to conduct clinical trials involving RPE65-based product candidates, including MeiraGTx Limited and Horama SAS. To date, none of these organizations has completed a trial involving injection of a subject’s second eye or has initiated a Phase 3 trial.

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

•
SPK-FVIII. The standard of care for moderate to severe hemophilia A patients is intravenously administered factor VIII protein or its derivatives that are produced by several companies. There are other companies developing gene therapies to treat hemophilia A, including BioMarin Pharmaceutical Inc., Ultragenyx Pharmaceuticals, Inc., in collaboration with Bayer HealthCare, Shire PLC, uniQure N.V., Sangamo Therapeutics, Inc. in collaboration with Pfizer and Telethon Institute for Gene Therapy in collaboration with Sanofi.

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
Regulation of gene therapies
In the United States, FDA regulates biologic products including gene therapy products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA. The FDCA, PHSA and their implementing regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, advertising and promotion of biologic products. Before conducting human studies with an investigational gene therapy, the sponsor must notify the FDA through the Investigational New Drug application process. Upon completion of clinical studies, the sponsor submits a Biologics License Application or BLA, to FDA, which then determines whether the product should be approved for marketing.
Within FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, or OCTGT, and FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee, or CTGTAC, a panel of medical and scientific experts and consumer representatives, to advise CBER on its reviews. CBER works closely with NIH and the Regulatory Affairs Certification, or RAC, which makes recommendations to NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to gene therapies and their development. FDA has issued a growing body of guidance documents on chemistry, manufacturing and control, or CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products.
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

•	submission to FDA of an application for an IND exemption, which allows human clinical trials to begin unless FDA objects within 30 days;

•	approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;

•
performance of adequate and well-controlled human clinical trials according to FDA’s Good Clinical Practice, or GCP, regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

•	preparation and submission to FDA of a BLA for marketing approval that includes substantial evidence of safety, purity and potency from results of animal and laboratory testing and clinical trials;

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
Additional regulation for gene therapy clinical trials
In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving gene therapies. FDA has issued various guidance documents regarding gene therapies, which outline additional factors that FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
NIH and FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.
Compliance with cGMP requirements
Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with FDA and certain state agencies. Sites in the United States that manufacture products intended to be distributed in the EU are subject to inspections by the competent authority in the importing EU country to ensure compliance with cGMP. Both domestic and foreign manufacturing establishments must register and provide additional information to FDA and the EMA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. Neither FDA nor the EMA will approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specification.
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

Upon completion of its review of the BLA, FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. The approval letter also may impose certain conditions of approval, such as a REMS. A complete response letter generally outlines the deficiencies in the application and may require the sponsor to undertake substantial additional testing or provide additional information for FDA to reconsider the application. If those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the BLA, FDA will issue an approval letter.
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
A sponsor also must comply with FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”). Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
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
U.S. patent term restoration and marketing exclusivity
Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period generally is one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biologic product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, or USPTO, in consultation with FDA, reviews and approves the application for any patent term extension or restoration.

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
A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product. An application for a biosimilar product may not be submitted to FDA until four years following approval of the reference product, and it may not be approved until 12 years thereafter. These exclusivity provisions only apply to biosimilars—companies that rely on their own data and file a full BLA may be approved earlier than 12 years. As an innovator, we plan to file a full BLA to support market approval of all of our current and future products.

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
European Union regulation and exclusivity
To obtain regulatory approval of an investigational biologic product under European Union regulatory systems, applicants must submit a marketing authorization application, or MAA. The grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to EMA which provides an opinion regarding the application for marketing authorization. European Commission grants or refuses marketing authorization informed by the opinion delivered by EMA.
Innovative medicinal products are authorized in the European Union based on a full MAA (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought. Innovative medicinal products for which marketing authorization is granted are entitled to eight years of data exclusivity. During this period, applicants for approval of generics or biosimilars of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product to support their application. Innovative medicinal products for which marketing authorization is granted are also entitled to 10 years of market exclusivity. During these 10 years of market exclusivity, no generic or biosimilar medicinal product may be placed on the European Union market even if a generic or biosimilar marketing authorization can be submitted to the competent regulatory authorities in the European Union Member States. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company, nevertheless, could also market another competing medicinal product for the same therapeutic indication if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive. The new Clinical Trials Regulation will become applicable no earlier than October 2018. Until the Clinical Trials Regulation will become applicable, all clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive, which will be repealed on the day of entry into application of the Clinical Trials Regulation. It will however still apply three years from that day to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opted for old system. The Clinical Trials Regulation will overhaul the current system of approvals for clinical trials in the EU. Specifically, the legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the legislation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.
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

•
Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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
The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the PPACA contains provisions that may reduce the profitability of drug products, including, for example, increasing the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care plans, addressing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected and establishing annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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
Employees
As of February 15, 2019, we had 368 full-time employees, including a total of 70 employees with M.D. or Ph.D. degrees. Of our workforce, 120 employees are engaged in research and development, 105 employees are engaged in technical operations and manufacturing, 46 employees are engaged in commercial and 97 employees are engaged in corporate functions, including finance, IT, legal, human resources and general operations and management. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.
Facilities
We occupy approximately 28,000 square feet of office, laboratory and manufacturing space in Philadelphia, Pennsylvania, under a lease that expires in 2025, with our option for early termination in 2021. In February 2016, we entered into a lease for approximately 6,500 square feet of additional office space in Philadelphia for corporate and commercial purposes that expires in 2021.
In November 2016, we entered into a lease agreement for approximately 50,000 square feet of office space in Philadelphia, Pennsylvania, that commenced on April 1, 2017. In February 2017, we amended the lease to include approximately 25,000 additional square feet of office space that commenced on January 1, 2018. In November 2017, we amended this lease to accelerate the termination date of approximately 50,000 square feet of office space, with such termination to occur, at the latest, in December 2022.
In November 2017, we entered into a lease in Philadelphia, Pennsylvania for approximately 108,000 square feet of office and laboratory space through June 2033. In October 2018, we amended the lease to include approximately 55,000 additional square feet of office space.
In May 2018, we entered into a lease agreement for approximately 14,000 square feet of office space in Philadelphia, Pennsylvania, that commenced on August 1, 2018 and expires in April 2020.
Corporate information
We were incorporated in the State of Delaware on March 13, 2013. Our principal executive offices are located at 3737 Market Street Suite 1300 Philadelphia, Pennsylvania, and our telephone number is (888) 772-7560.
Our corporate website address is www.sparktx.com. Our website is an inactive textual reference and nothing on our website is incorporated by reference in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site that contains our public filings with the Securities and Exchange Commission and other information regarding our company, at www.sec.gov. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual reference only.
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
Risks related to the pending transaction with Roche

We may not complete the pending transaction with Roche within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On February 22, 2019, we entered into a definitive merger agreement with Roche Holdings, Inc., or Roche, and 022019 Merger Subsidiary, Inc., a wholly owned subsidiary of Roche, or Merger Sub, or the Merger Agreement. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a cash tender offer, or the tender offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $114.50, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law. Following the completion of the tender offer, Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Roche, and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Roche or Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $114.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law.

The completion of the transaction will be conditioned on (1) at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the tender offer, (2) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the accuracy of certain representations and warranties that we made and compliance by us with certain covenants contained in the Merger Agreement, subject to qualifications, (4) there not having been a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to us since the date of the Merger Agreement, and (5) other customary conditions. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Roche will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. We could be required to pay Roche a termination fee of $144 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The announcement and pendency of the transaction with Roche could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Roche’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Roche, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Roche a termination fee of $144 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Roche.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
Risks related to our financial position
We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitablity.
We have incurred net losses since inception. Our net losses were $253.5 million and $78.8 million for the years ended December 31, 2017 and 2018, respectively. Our net loss for the year ended December 31, 2018 included a $110.0 million gain from the sale of our priority review voucher during the quarter ended June 30, 2018. As of December 31, 2018, we had an accumulated deficit of $589.7 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 28, 2015, June 20, 2016 and August 9, 2017. We received net proceeds from the IPO and follow-on offerings of $775.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building our team and engaging in activities to prepare for commercial launch of LUXTURNA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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
LUXTURNA is our only product that has been approved for sale and, to date, it only has been approved for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy who have viable retinal cells as determined by their treating physicians. Our ability to generate revenue will depend on the success of commercial sales of LUXTURNA. However, the successful commercialization of LUXTURNA in the United States is subject to many risks. LUXTURNA is our first commercial launch, and there is no guarantee that we will be able to do so successfully. There are numerous examples of unsuccessful launches where products fail to meet expectations of market potential, including those by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of LUXTURNA alone will be sufficient for us to become profitable.
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
While we began generating revenue from the sale of LUXTURNA in the first quarter of 2018, we do not expect to achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. Our ability to generate revenues from product sales and achieve profitability depends heavily on our, or our collaborators’, success in:

•	executing the commercial launch of LUXTURNA;

•	maintaining regulatory and marketing approval for LUXTURNA in the United States and the EU;

•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	completing research and preclinical and clinical development of our product candidates and identifying new gene therapy product candidates;

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
Our operations have consumed significant amounts of capital since inception. As of December 31, 2018, our cash and cash equivalents and marketable securities were $548.3 million. Our operating expenses were $258.4 million for the year ended December 31, 2018. We expect to incur significant operating expenses for the foreseeable future. We estimate that our cash and cash equivalents and marketable securities as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.
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
We received EMA approval for our marketing authorization application, or MAA, for LUXTURNA in November 2018. The Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion on September 21, 2018, recommending approval of LUXTURNA. Even if a product candidate is approved, the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
We have entered into a licensing and commercialization agreement with Novartis for the development and commercialization of voretigene neparvovec outside of the United States. The commercial success of voretigene neparvovec outside of the United States depends on Novartis' success at commercializing voretigene neparvovec outside of the United

States. We have limited control over the amount and timing of resources that Novartis will dedicate to the commercialization of voretigene neparvovec.
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
These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that certain regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.
Except for LUXTURNA, there are no pharmacologic therapies approved to treat IRDs caused by the biallelic RPE65 gene mutations in the United States or EU. In addition, there has been limited clinical trial experience for the development of pharmaceuticals to treat IRDs. Certain aspects of IRDs render efficacy endpoints historically used for vision clinical trials less applicable as clinical endpoints. As a result, the design and conduct of clinical trials for these disorders is subject to increased risk. In addition, the treatment of certain IRDs, such as CHM, may require assessment of clinical endpoints that reflect a stabilization, as opposed to an improvement, of functional vision. Assessing these endpoints may require longer periods of observation and may delay the completion of any trials we may undertake.
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
We have limited clinical safety and efficacy data for the use of SPK-7001 and SPK-8011 in humans. There can be no assurance that the results seen in preclinical studies for any of our product candidates ultimately will result in success in clinical trials or that results seen in Phase 1 or 2 trials will be replicated in Phase 3 trials. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
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
If in the future we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, FDA, the European Commission, EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.
In addition, FDA could impose a REMS, and other non-US regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval or commercial acceptance of our product candidates. A REMS may include, among other things, a communication plan to health care practitioners or patients, and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Similar risk management programs could be imposed by equivalent authorities in foreign jurisdictions, including by the European Commission. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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
We may be unable to obtain additional orphan drug designations or obtain and maintain orphan drug exclusivity for any product. If a competitor obtains orphan drug exclusivity for its product and the regulatory authority subsequently determines that our product candidate is the same drug and treats the same indication(s) as the previously approved product, we may not be able to get our product approved until after the orphan drug exclusivity period has ended.
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
Further, the regulatory authorities may require concurrent approval, or CE marking, of a companion diagnostic device. For the product candidates we currently are developing, we believe that diagnoses based on symptoms, in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, or CLIA, are sufficient to diagnose patients and, with respect to LUXTURNA, have been permitted by FDA. For future product candidates, however, it may be necessary to use FDA-cleared or FDA-approved diagnostic tests or equivalent tests approved by foreign authorities or CE marked in the EU to diagnose patients or to assure the safe and effective use of product candidates in trial subjects. FDA refers to such tests as in vitro companion diagnostic devices. On July 31, 2014, FDA announced the publication of a final guidance document describing the agency’s current thinking about the development and regulation of in vitro companion diagnostic devices. The final guidance articulates a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, FDA generally will require approval or clearance of the diagnostic device when FDA approves the therapeutic product. The final guidance allows for two exceptions to the general rule of concurrent drug/device approval, namely, when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists, and when a serious safety issue arises for an approved therapeutic agent, and no FDA-cleared or FDA-approved companion diagnostic test is yet available. At this point, it is unclear how FDA will apply this policy to our current or future gene therapy product candidates. Should FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. In the EU, Regulation (EU) 2017/746 of the European Parliament and of the Council of 5 April 2017 on in vitro diagnostic medical devices will apply from 2022 and repeal the current applicable provisions. Regulation (EU) 2017/746 will impose additional obligations on us that may impact the development and authorization of our product candidates in the EU.
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
In the EU, the advertising and promotion of our products are subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with health care professionals. These laws require that promotional materials and advertising for medicinal products are consistent with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comport with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including 4D Molecular Therapeutics, Abeona Therapeutics Inc., Actus Therapeutics, Inc., Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Axovant Sciences, Inc., BioMarin Pharmaceutical Inc., GenSight Biologics SA, Homology Medicines, Inc., Horama SAS, Lysogene SAS, MeiraGTx Limited, Nightstar Therapeutics plc., PTC Therapeutics, Inc., REGENXBIO, Inc., Sangamo Therapeutics, Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against LUXTURNA and any of our product candidates.

For LUXTURNA and clinical product candidates we are developing, the main competitors include:

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

•
SPK-FVIII. The standard of care for moderate to severe hemophilia A patients is intravenously administered factor VIII protein or its derivatives that are produced by several companies. There are other companies developing gene therapies to treat hemophilia A, including BioMarin Pharmaceutical Inc., Ultragenyx Pharmaceuticals, Inc., in collaboration with Bayer HealthCare, Shire PLC, uniQure N.V., Sangamo Therapeutics, Inc. in collaboration with Pfizer and Telethon Institute for Gene Therapy in collaboration with Sanofi.

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
Approval of a product candidate in the United States by FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit to the EMA for approval of our product candidates in the EU, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. When an MAA is submitted to the EMA, a related scientific evaluation is conducted by EMA's CHMP and a scientific opinion is prepared concerning the suitability of the product for authorization. This scientific opinion is sent to the European Commission which, before arriving at a final decision on an MAA, must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Members States and chaired by a non-voting European Commission representative. The European Parliament also has a related "droit de regard". The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization. In accordance with the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days. This excludes clock stops during which additional information or written or oral explanations are provided by the applicant in response to questions posed by the CHMP. The CHMP adopted a positive opinion on September 21, 2018, recommending approval of LUXTURNA.
Even if a product candidate is approved, FDA or the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
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
In 2018, President Trump released the Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs, or Blueprint. Certain proposals in the Blueprint seek to encourage innovation and expand outcome-based payments in Medicare and Medicaid and may cause significant operational and reimbursement changes for the pharmaceutical industry. We cannot predict whether the Blueprint may affect our ongoing discussions with CMS to align on our proposal for an installment payment option and flexibility to offer greater outcomes-based rebates.
In late 2018, CMS issued an advance notice of proposed rulemaking, or ANPRM, describing a potential mandatory model to test Medicare reimbursement based on an "International Pricing Index", or IPI. CMS is considering issuing a proposed rule that would describe the model in more detail in spring 2019, with the goal of starting the model in spring 2020. If a model would proceed as described, we cannot predict the requisite infrastructure and reporting requirements, existing and new data sources required to establish an IPI and target price and the impact on price reporting and reporting mechanics.
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
Our licensing and commercialization agreement with Novartis, into which we entered in January 2018, relates to the development and commercialization of voretigene neparvovec outside of the United States. Under this agreement, we granted Novartis an exclusive right and license for the development and commercialization of voretigene neparvovec in humans outside of the United States. We retain responsibility for maintaining marketing authorization for LUXTURNA granted by the European Commission, and Novartis is responsible for seeking regulatory approval for voretigene neparvovec outside of the United States and EU. If Novartis fails to devote sufficient financial and other resources to the future development and commercialization of voretigene neparvovec outside the United States, the development and commercialization of voretigene neparvovec outside of the United States could be delayed or could fail, which would result in a delay of receiving milestone payments or royalties with respect to voretigene neparvovec or in our not receiving milestone payments or royalties at all. Novartis has the right to terminate the license agreement at any time upon one year’s prior written notice to us. Novartis also may terminate the license agreement in the event there is an uncured material breach of our supply agreement by us, resulting in Novartis taking over manufacturing of voretigene neparvovec, or in the event we undergo a change of control. In addition, if Novartis takes over manufacturing of voretigene neparvovec because of our uncured material breach of the supply agreement, the royalties we receive under the license agreement will be reduced. If Novartis terminates our agreement at any time, because of an uncured material breach of the supply agreement or for any other reason, it would delay or prevent our further development and commercialization of voretigene neparvovec, may materially harm our business and could accelerate our need for additional capital.
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
We completed construction of our own manufacturing facility in 2014, and we may encounter difficulties in operating this facility. The manufacturing process we use to produce LUXTURNA and our product candidates is complex, novel and has been validated for commercial use only with respect to LUXTURNA in the United States and in Europe. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.
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
Our GMP manufacturing facility was approved by FDA for the commercial manufacture of LUXTURNA in December 2017 and by EMA in 2018. As an approved facility, we will need to continue to ensure that all of our processes, methods and equipment are compliant with cGMP and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories or suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.
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
EU Member States, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is currently governed by the provisions of the General Data Protection Regulation, or the GDPR. The GDPR went into effect on May 25, 2018, repealing the Data Protection Directive and increasing our responsibility and liability in relation to the processing of personal data of EU subjects. The GDPR, together with the national legislation of the individual EU Member States governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals for the consent to be considered valid, the transfer of personal data out of the EU, security breach notifications, the use of third-party processors in connection with the processing of the personal data, confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU Member States may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU.
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
We are a party to intellectual property license agreements with CHOP, Genethon, Penn and UIRF, each of which is important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.
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
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell LUXTURNA and our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product and product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third-party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our LUXTURNA, SPK-CHM, SPK-FIX, SPK-FVIII, SPK-GAA and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize LUXTURNA and our product candidates in our SPK-CHM, SPK-FVIII, SPK-GAA and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product and product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product and product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. We have filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. As of February 15, 2019, we had outstanding options to purchase an aggregate of 4,221,685 shares of our common stock, of which options to purchase 2,178,874 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.
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
Our stock price is likely to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the perceived likelihood of the completion of the proposed transaction with Roche;

•	net sales of LUXTURNA;

•	results of clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	commencement or termination of collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs and the commercialization of LUXTURNA;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	negative publicity around gene therapy in general, LUXTURNA or our product candidates;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry and market conditions.
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
Subject to certain restrictions in our merger agreement with Roche, our management has broad discretion in the application of our cash, cash equivalents and marketable securities and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development and commercialization of our product and product candidates. Pending their use, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value.
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

We recently amended our bylaws to designate the state courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the Company and our directors, officers and employees.

On February 22, 2019 our board approved an amendment to our bylaws to provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or employees to the Company or our stockholders, any action asserting a claim against us or any of our current or former directors, officers or other employees or stockholder arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees.
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

In November 2017, we entered into a lease for approximately 108,000 square feet of office and laboratory space in Philadelphia, Pennsylvania through June 2033. In October 2018, we amended the lease to include approximately 55,000 additional square feet of office space.

In May 2018, we entered in a lease agreement for approximately 14,000 square feet of office space in Philadelphia, Pennsylvania, that commenced on August 1, 2018 and expires in April 2020.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol "ONCE".

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 30, 2015 (the first date that shares of our common stock were publicly traded) and December 31, 2018, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 after the market close on January 30, 2015 in each of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index. The graph assumes our closing sale price on January 30, 2015 of $50.00 per share as the initial value of our common stock and not the initial offering price to the public in our initial public offering of $23.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Returns: January 30, 2015 through December 31, 2018

Holders
As of February 15, 2019, there were approximately 29 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends
We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Additionally, the Merger Agreement generally restricts, subject to certain limited exceptions (including, without limitation, Roche’s prior written consent), our ability to pay any dividends on our common stock during the interim period between the execution of the Merger Agreement and the completion of the transaction (or the date on which the Merger Agreement is earlier terminated).

Information about our equity compensation plans
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent sales of unregistered securities

We did not sell any shares of our common stock or our preferred stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.
Purchase of equity securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The selected financial data below are derived from our consolidated financial statements. We have derived the statements of operations data for the years ended December 31, 2014 and 2015 and the balance sheet data as of December 31, 2014, 2015 and 2016 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2016, 2017 and 2018 and the balance sheet data as of December 31, 2017 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	For the year ended December 31,
	2014	2015	2016	2017	2018
	(in thousands, except share and per share data)
Statement of operations data:
Revenues:
Product sales, net	$—	$—	$—	$—	$26,973
Contract revenues	634	22,064	20,183	12,066	37,752
Total revenues	634	22,064	20,183	12,066	64,725
Operating expenses:
Cost of product sales	—	—	—	—	1,008
Cost of contract revenue	—	—	—	—	6,907
Research and development	16,351	46,030	86,380	135,160	125,254
Acquired in-process research and development	750	—	11,132	8,604	300
Impairment on in-process research and development	—	—	—	15,696	—
Selling, general and administrative	7,863	23,352	48,070	111,124	124,895
Total operating expenses	24,964	69,382	145,582	270,584	258,364
Loss from operations	(24,330)	(47,318)	(125,399)	(258,518)	(193,639)
Unrealized loss on equity investments	—	—	—	—	(5,078)
Interest income, net	5	192	1,746	4,073	9,994
Other income	—	—	—	—	110,000
Loss before income taxes	(24,325)	(47,126)	(123,653)	(254,445)	(78,723)
Income tax benefit (expense)	—	—	—	963	(99)
Net loss	(24,325)	(47,126)	(123,653)	(253,482)	(78,822)
Preferred stock dividends	(707)	(635)	—	—	—
Net loss applicable to common stockholders	$(25,032)	$(47,761)	$(123,653)	$(253,482)	$(78,822)
Basic and diluted net loss per common share (1)	$(4.64)	$(2.10)	$(4.29)	$(7.63)	$(2.11)
Weighted average basic and diluted common shares outstanding (1)	5,397,599	22,710,105	28,804,133	33,242,072	37,366,782

(1)
See Note 3(n) to our audited consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per common share and weighted average basic and diluted common shares outstanding used to calculate the per common share amounts.

	December 31,
	2014	2015	2016	2017	2018
	(in thousands)
Balance sheet data:
Cash, cash equivalents and restricted cash	$74,567	$293,531	$58,923	$96,748	$148,247
Marketable securities	$—	$—	$259,143	$443,454	$453,037
Working capital	$61,509	$289,492	$284,596	$479,479	$504,786
Total assets	$90,446	$329,773	$373,863	$616,796	$814,352
Total stockholders' equity	$55,206	$290,538	$330,277	$513,624	$496,513

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
In December 2017, the U.S. Food and Drug Administration, or FDA, approved LUXTURNA® (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy, a genetic blinding condition caused by mutations in the RPE65 gene. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an inherited retinal disease, or IRD, and the first adeno-associated virus, or AAV, vector gene therapy approved in the United States. LUXTURNA is manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan drug status. In January 2018, we entered into a licensing and commercialization agreement with Novartis Pharma AG, or Novartis, for the development and commercialization of voretigene neparvovec outside the United States. In November 2018, we received approval from the European Medicines Agency, or EMA, for the marketing authorization of LUXTURNA in all 28-member states of the EU, as well as Iceland, Liechtenstein and Norway.
We are supporting the appropriate use of LUXTURNA in the United States through small, targeted commercial and medical affairs teams. LUXTURNA is administered by trained retinal surgeons at selected treatment centers in the United States that specialize in treating IRDs. In January 2018, we announced two novel payer programs to help ensure eligible patients in the United States have access to LUXTURNA: (i) an innovative contracting model that includes an option for direct-to-payer contracting; and (ii) an outcomes-based rebate arrangement with a short-term efficacy measure and a long-term durability measure.
We have three gene therapy product candidates, to which we retain global commercialization rights, in clinical development: (i) SPK-8011, our lead product candidate in the SPK-FVIII program for hemophilia A, (ii) SPK-8016, a product candidate for the hemophilia A inhibitor market, and (iii) SPK-7001, targeting choroideremia, or CHM. A fourth clinical-stage product candidate, SPK-9001, our lead product candidate in the SPK-FIX program for hemophilia B, recently was transitioned to Pfizer Inc., or Pfizer, pursuant to our license agreement. In July 2018, Pfizer announced the initiation of a Phase 3 program for SPK-9001, now referred to as PF-06838435 or fidanacogene elaparvovec.
In our SPK-FVIII program for the treatment of hemophilia A, we initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, in 2017. As of a November 2, 2018, data cutoff date, we had enrolled 12 participants in the trial: two at a dose of 5 x 1011 vector genomes (vg)/kilogram (kg) of body weight, three at a dose of 1 x 1012 vg/kg and seven at a dose of 2 x 1012 vg/kg. Across all 12 participants at the three doses tested, we saw a 94% reduction in bleeding and a 95% reduction in infusions. In the 2 x 1012 vg/kg dose cohort, five of the seven participants had reduced their overall bleeds and infusions by 100% and 99%, respectively (calculated based on data after week four). We also saw evidence of stable, durable factor VIII activity levels in all participants that have been followed for greater than one year. We demonstrated a dose response, with higher doses, on average, leading to higher factor VIII levels. No participant developed factor VIII inhibitors, no thromboembolic events have been reported and transaminase elevations were infrequent and transient. One participant was electively admitted to the hospital to receive intravenous administration of methylprednisolone rather than having the infusions on an outpatient basis. The admission met the criteria for a serious adverse event, or SAE. We plan to incorporate a course of prophlactic steriods going forward in the development program.
We have scaled our mammalian cell-based suspension process to a 400 liter process and have achieved initial yields that are supportive of our future clinical and commercial requirements. Analytical and non-clinical testing demonstrated comparability of material manufactured with this suspension process to material manufactured with our adherent process. We have secured dedicated manufacturing capacity at Brammer Bio MA LLC's (Brammer Bio's) facility in Cambridge, Massachusetts.

We recently initiated a Phase 3 clinical program for SPK-8011, beginning with a run-in study. In February 2018, FDA granted SPK-8011 breakthrough therapy designation. We retain global commercialization rights to the SPK-FVIII program.
We have additional product candidates in the SPK-FVIII program that are intended to target specific sub-populations of hemophilia A patients, the first of which will target the hemophilia A inhibitor market using a novel, internally developed product candidate, SPK-8016.  Our Investigational New Drug, or IND, for SPK-8016 has been cleared and, per agreement with FDA, we initiated dosing in this Phase 1/2 study in a cohort similar to the patient cohort in our on-going SPK-8011 Phase 1/2 study in order to establish safety before expanding into participants representing segments of the inhibitor market.
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. In July 2016, FDA granted breakthrough therapy designation to SPK-9001, the lead product candidate in our SPK-FIX program. In July 2018, we transitioned the program to Pfizer for Phase 3 development.
We are developing other liver-directed gene therapies, including SPK-3006, our lead product candidate for Pompe disease, an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen in cells, for which there are shortcomings in current enzyme replacement standard of care. In October 2018, we reported preclinical proof-of-concept data for SPK-3006.
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
We have several product candidates in various stages of preclinical development. We have preclinical programs targeting IRDs, including Stargaardt's disease. We are developing neurodegenerative disease product candidates that are intended to address TPP1 deficiency, which is a form of Batten disease, and Huntington's disease, among others. We have received orphan product designation in the United States for SPK-TPP1 for the treatment of CLN2 disease (neuronal ceroid lipofuscinosis (NCL)) caused by TPP1 deficiency.
We have incurred net losses since inception. We had an accumulated deficit of $589.7 million as of December 31, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations. For the years ended December 31, 2017 and 2018, we incurred $135.2 million and $125.3 million of research and development expenses, respectively, and $111.1 million and $124.9 million of selling, general and administrative expenses, respectively.
We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, hire additional personnel and commercialize any approved products, including LUXTURNA. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even though we have generated revenues from the sale of commercial products, we may not become profitable. If we fail to become profitable, or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Through December 31, 2018, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $858.2 million.
In July 2018, we entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) as lender (the Credit Agreement), pursuant to which Wells Fargo extended a $50.0 million term loan to us, which bears interest at one-month LIBOR plus 0.65%, which rate is converted to a fixed rate per annum of 3.463% under a swap agreement. The term loan was fully drawn on the date of the Credit Agreement and matures on July 3, 2023. Through June 2019, we will only be obligated to make monthly interest payments with respect to the term loan. Thereafter, the term loan will amortize in equal monthly installments through maturity. In connection with the Credit Agreement, we entered into a cash collateral and swap agreement with Wells Fargo on July 3, 2018.
On February 22, 2019, we entered into the Merger Agreement with Roche. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, a wholly owned acquisition subsidiary of Roche will commence a cash tender offer, or the tender offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $114.50, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. The completion of the tender offer will be conditioned on at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the offer, receipt of certain regulatory approvals, and other customary conditions. Following the completion of the tender offer, the acquisition subsidiary will merge with and into our company, with our company surviving as a wholly owned subsidiary of Roche. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. In the merger, each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Roche or Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $114.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law. The transaction is expected to close in the second quarter of 2019.
Financial operations overview
Revenue
Product sales
LUXTURNA is distributed in the United States through two distribution models: (1) the traditional buy-and-bill model where the treatment center purchases and pays for the product and then submits a claim to the payer; and (2) our innovative contracting and distribution model, branded Spark PATH (Pioneering Access to Healthcare), that includes options for direct-to-payer contracting and outcomes-based rebates.
Our net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. We evaluated the variable consideration under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), as it relates to the outcomes-based method and determined that based on historical clinical data, no additional reserves were required for the year ended December 31, 2018. All sales are recognized when control is transferred, which follows our verification of a scheduled LUXTURNA treatment.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, we estimate that there is minimal risk of product return, including the risk of product expiration.
During the year ended December 31, 2018, we recognized $27.0 million in net product sales. Gross sales were $31.9 million, net of $4.9 million of product sales allowances. We expect that net product sales of LUXTURNA will fluctuate quarter over quarter, in particular as we continue to build and promote access. Net product sales for the year ended December 31, 2018, may not be representative of our sales for any future period.
Contract revenue
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
In January 2018, we entered into a licensing and commercialization agreement with Novartis (Novartis License Agreement) to develop and commercialize voretigene neparvovec (also known as LUXTURNA) outside the United States. Under the terms of the Novartis License Agreement, we have granted Novartis an exclusive right and license, with the right to grant certain sublicenses, under our intellectual property reasonably necessary or useful for the development or commercialization of LUXTURNA for the treatment, prevention, cure or control of RPE65-mediated IRD in humans outside the United States. Under the terms of the Novartis License Agreement, we received a non-refundable, one-time payment of $105.0 million in the first quarter of 2018, and were eligible to receive up to an additional $65.0 million in milestone payments. We also are entitled to receive royalty payments at a percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances.
In conjunction with the Novartis License Agreement, we and Novartis also entered into a Supply Agreement, under which we have agreed to supply all of the commercial supply of voretigene neparvovec required by Novartis, subject to certain conditions.

During the fourth quarter of 2018, and in conjunction with the European Commission granting marketing authorization for LUXTURNA, we earned an additional $25.0 million milestone payment and recorded an additional $30.0 million of variable consideration that was no longer constrained which, along with the $105.0 million upfront payment, is included as deferred revenue on our consolidated balance sheet as of December 31, 2018.

During the years ended December 31, 2016, 2017 and 2018, we recognized $20.2 million, $12.1 million and $37.8 million of contract revenue, respectively, related to our Pfizer and Novartis agreements.

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
We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:

•	expanding our medical affairs group;

•	the Phase 1/2 clinical trials for SPK-7001, SPK-8011, SPK-8016 and SPK-3006;

•	the Phase 3 clinical trial for SPK-8011;

•	research and development for our preclinical programs; and

•	continued acquisition and manufacture of clinical trial materials in support of our clinical trials.
The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the scope, terms and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to manufacture sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•	the risks disclosed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.
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
We anticipate that our selling, general and administrative expenses will increase in the future as we increase our headcount to support our continued growth and the commercialization of our approved products. We also anticipate increases in expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. With the approval of our first product, LUXTURNA, in December 2017, we have incurred, and anticipate incurring further, increases in payroll and related expenses as a result of our commercial operations, especially as they relate to sales and marketing.

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
Revenue recognition
Prior to 2018, we generated revenue solely through license and collaboration arrangements. In the first quarter of 2018, we adopted ASC 606. The adoption of this guidance resulted in no cumulative adjustment to our consolidated financial statements.
ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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

Results of operations
Comparison of the years ended December 31, 2016 and 2017

	Year ended December 31,
	2016	2017
	(in thousands)

Contract revenues	$20,183	$12,066
Operating expenses:
Research and development	86,380	135,160
Acquired in-process research and development	11,132	8,604
Impairment of acquired in-process research and development	—	15,696
Selling, general and administrative	48,070	111,124
Total operating expenses	145,582	270,584
Loss from operations	(125,399)	(258,518)
Interest income, net	1,746	4,073
Loss before income taxes	(123,653)	(254,445)
Income tax benefit	—	963
Net loss	$(123,653)	$(253,482)
Contract revenue
In the year ended December 31, 2016, we recognized $20.2 million of contract revenue, all of which was associated with our Pfizer agreement, including a $15.0 million milestone payment. In the year ended December 31, 2017, we recognized $12.1 million in contract revenue, all of which was associated with our Pfizer agreement.
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

The following table summarizes our research and development expenses by product candidate or program for the years ended December 31, 2016 and 2017:

	Year ended December 31,
	2016	2017
	(in thousands)
External research and development expenses:
LUXTURNA	$10,703	$11,258
SPK-CHM	1,328	2,240
SPK-FIX	1,692	2,731
SPK-FVIII	3,268	7,694
Programs in preclinical development	7,316	8,784
Total external research and development expenses	24,307	32,707
Total internal research and development expenses	62,073	102,453
Total research and development expenses	$86,380	$135,160
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.
Acquired in-process research and development expense
We recognize acquired in-process research and development, or IPR&D, expense for licensed technologies because of the additional research and development efforts and marketing approval required for commercialization. Our acquired IPR&D expense for the year ended December 31, 2016 was $11.1 million. Our acquired IPR&D expense for the year ended December 31, 2017 was $8.6 million. This amount includes $6.9 million of expense related to payments made in connection with a license agreement entered into with Selecta that provides us with exclusive worldwide rights to Selecta’s proprietary SVP platform technology for co-administration with gene therapy targets.
Impairment of acquired in-process research and development expense
During the year ended December 31, 2017, it was determined that we would no longer pursue product candidates utilizing the technology acquired from Genable in March 2016 and, accordingly, we recorded a non-cash impairment charge of $15.7 million.  Additionally, we recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the acquired IPR&D during the year ended December 31, 2017.
Selling, general and administrative expenses
Our selling, general and administrative expenses for the year ended December 31, 2016 were $48.1 million and for the year ended December 31, 2017 were $111.1 million. Selling, general and administrative expenses consisted primarily of salaries and related costs, including stock-based compensation, legal and patent costs, professional fees and other operating costs. The $63.0 million increase primarily was due to an increase of $27.8 million in salaries and related costs, including stock-based compensation, due to increased headcount, an increase of $11.9 million in launch preparation activities for LUXTURNA and $14.7 million in legal and patent expenses, professional fees and other operating costs. It also includes an increase in facility-related costs of $8.6 million, primarily driven by $6.9 million of expense related to an early termination of one of our leases that was amended in November 2017.

Comparison of the years ended December 31, 2017 and 2018

	Year ended December 31,
	2017	2018
	(in thousands)

Revenues:
Product sales, net	$—	$26,973
Contract revenue	12,066	37,752
Total revenues	12,066	64,725
Operating expenses:
Cost of product sales	—	1,008
Cost of contract revenue	—	6,907
Research and development	135,160	125,254
Acquired in-process research and development	8,604	300
Impairment of acquired in-process research and development	15,696	—
Selling, general and administrative	111,124	124,895
Total operating expenses	270,584	258,364
Loss from operations	(258,518)	(193,639)
Unrealized loss on equity investments	—	(5,078)
Interest income, net	4,073	9,994
Other income	—	110,000
Loss before income taxes	(254,445)	(78,723)
Income tax benefit (expense)	963	(99)
Net loss	$(253,482)	$(78,822)

Revenues
In the year ended December 31, 2018, we recognized $64.7 million in total revenues, of which $27.0 million was net product sales of LUXTURNA and $37.8 million was associated with our agreements with Pfizer and Novartis. In the year ended December 31, 2017, we recognized $12.1 million in total contract revenue associated with our Pfizer agreement.
Cost of product sales
Cost of product sales in the year ended December 31, 2018 was $1.0 million, and consists of manufacturing, shipping and other costs, as well as royalties. A substantial portion of the inventory sold during the year was produced prior to FDA approval and, therefore, was expensed previously as research and development.
Cost of contract revenue
Cost of contract revenue in the year ended December 31, 2018 was $6.9 million, and consists of manufacturing and other costs associated with our contract agreements.
Research and development expenses
Our research and development expenses for the year ended December 31, 2018 were $125.3 million compared with $135.2 million for the year ended December 31, 2017. The $9.9 million decrease was due to a $13.3 million reduction in internal research and development expenses, partially offset by an increase of $3.4 million in external research and development expenses. The $13.3 million reduction in internal research and development expense primarily was the result of $20.5 million in salaries and other LUXTURNA costs being capitalized as inventory following FDA approval, as well as costs associated with contract revenue. These costs were partially offset by an increase of $7.5 million in salaries and other related benefits. The $3.4 million growth in external research and development expenses primarily resulted from $14.4 million in increased expenses related to our hemophilia A program and $0.7 million in programs in preclinical development. These costs were partially offset by $7.9 million less in expenses related to LUXTURNA and $3.8 million less in expenses related to the SPK-FIX and SPK-CHM clinical programs.

The following table summarizes our research and development expenses by product candidate or program for the years ended December 31, 2017 and 2018:

	Year ended December 31,
	2017	2018
	(in thousands)
External research and development expenses:
LUXTURNA	$11,258	$3,395
SPK-CHM	2,240	844
SPK-FIX	2,731	318
SPK-FVIII	7,694	22,060
Programs in preclinical development	8,784	9,473
Total external research and development expenses	32,707	36,090
Total internal research and development expenses	102,453	89,164
Total research and development expenses	$135,160	$125,254
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.
Acquired in-process research and development expense
Our acquired IPR&D expense for the year ended December 31, 2017, was $8.6 million. This amount includes $6.9 million of expense related to payments made in connection with a license agreement entered into with Selecta that provides us with exclusive worldwide rights to Selecta’s proprietary SVP platform technology for co-administration with gene therapy targets.
Impairment of acquired in-process research and development expense
During the year ended December 31, 2017, it was determined that we would no longer pursue product candidates utilizing the technology acquired from Genable in March 2016 and, accordingly, we recorded a non-cash impairment charge of $15.7 million.  Additionally, we recognized an income tax benefit of $1.0 million related to the reversal of the deferred tax liability associated with the acquired IPR&D during the year ended December 31, 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2018, were $124.9 million compared with $111.1 million for the year ended December 31, 2017. Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The $13.8 million growth primarily was due to an increase of $14.9 million in salaries and related costs, including stock-based compensation, and a $6.1 million increase in legal and patent expenses, professional fees and other operating costs. These increases were partially offset by a reduction of $6.9 million related to an early termination of one of our leases that was amended in 2017 and $0.3 million in launch activities for LUXTURNA.
Other income
We recognized $110.0 million of other income during the year ended December 31, 2018, from the sale of our rare pediatric disease priority review voucher, or PRV.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each year set forth below:

	Year ended December 31,
	2016	2017	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(80,442)	$(154,536)	$(70,563)
Investing activities	(285,520)	(207,732)	59,163
Financing activities	131,366	400,274	62,951
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12)	(181)	(52)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(234,608)	$37,825	$51,499
Net cash used in operating activities
Net cash used in operating activities was $70.6 million for the year ended December 31, 2018, and consisted of a net loss of $78.8 million adjusted for non-cash items, including depreciation and amortization expense of $6.9 million, stock-based compensation expense of $48.6 million, non-cash rent income of $2.5 million, a loss on disposal of equipment of $0.1 million, an unrealized loss on equity investments of $5.1 million, non-cash interest income of $1.1 million and acquired in-process research and development expense of $0.3 million related to a license agreement. Net cash used in operating activities also included a net change in operating assets and liabilities of $60.9 million. The significant items in the change in operating assets include an increase in trade and other receivables of $39.5 million, primarily due to Pfizer receivables related to our global collaboration and supply agreements and trade receivables related to LUXTURNA sales. The change in operating assets also includes an increase of $35.3 million in prepaid expenses and other assets primarily related to Novartis milestone payments and an increase of $25.6 million of inventory as a result of the commercialization of LUXTURNA. The significant items in the change in operating liabilities include an increase in accounts payable and accrued expenses of $8.7 million mainly due to an increase in accruals related to bonus and other related salary accruals as a result of increased headcount. The change in operating liabilities also includes an increase in deferred revenue of $148.0 million primarily due to our Novartis agreement offset by revenue recognized related to our Pfizer agreement, an increase of $4.0 million in deferred rent related to tenant improvement allowances and an increase in other liabilities of $0.6 million.
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
Net cash provided by (used in) investing activities
Net cash provided by investing activities for the year ended December 31, 2018, was $59.2 million which included $110.0 million in proceeds from the sale of our PRV, offset by costs related to the net purchases of marketable securities of $14.7 million, the purchase of property and equipment of $33.8 million, a product milestone payment of $2.0 million associated with the first product sale of LUXTURNA and a payment of $0.3 million related to a license agreement.
Net cash used in investing activities for the year ended December 31, 2017, was $207.7 million, consisting of net purchases of marketable securities of $189.9 million, purchases of property and equipment of $9.7 million and payments related to our license agreements of $8.2 million.
Net cash used in investing activities for the year ended December 31, 2016, was $285.5 million, consisting of net purchases of marketable securities of $259.9 million and $11.1 million for the investment in the Selecta License Agreement entered into in December 2016. In addition, $8.5 million was used for costs related to the purchase of property and equipment and $5.9 million for the acquisition of Genable, net of cash acquired.
Net cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2018, was $63.0 million, which consisted of $50.0 million in proceeds from long-term debt, $15.1 million in proceeds from the exercise of stock options and $1.6 million of proceeds from the issuance of common stock under our employee stock purchase plan. These were offset by $3.4 million for our repurchase of common stock for tax withholding obligations on restricted stock that vested during 2018 and $0.3 million in payments of long-term debt.
Net cash provided by financing activities for the year ended December 31, 2017, was $400.3 million, which consisted of $379.9 million of net proceeds from our follow-on public offering in August 2017, $20.7 million from the exercise of stock options and $0.6 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $0.7 million for our repurchase of stock for tax withholding obligations on restricted stock that vested during 2017 and $0.3 million in payments of long-term debt.
Net cash provided by financing activities for the year ended December 31, 2016, was $131.4 million, which consisted of $127.6 million of net proceeds from our follow-on public offering in June 2016, $2.6 million in proceeds from the exercise of stock options, $1.6 million in proceeds from long-term debt and $0.3 million in proceeds from the issuance of common stock under our employee stock purchase plan, offset by expenses of $0.7 million paid in the first quarter of 2016 related to our follow-on offering in December 2015 and payments on long-term debt.

Funding requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize LUXTURNA, continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates.
The expected use of our cash, cash equivalents and marketable securities of $548.3 million as of December 31, 2018 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, commercialization of approved products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents, and marketable securities.
Based on our planned use of our cash and cash equivalents and marketable securities, we estimate that such funds will be sufficient to enable us to continue to commercialize LUXTURNA, complete our Phase 1/2 trials for SPK-7001 and SPK-8011, initiate the Phase 3 run-in trial for SPK-8011, advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into 2021. The foregoing estimate does not contemplate the achievement of any additional milestones under our collaborations with Pfizer and Novartis. Moreover, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$126,682	$8,102	$21,117	$19,384	$78,079
Long-term debt obligations	50,912	4,822	12,590	33,500	—
Total (2)	$177,594	$12,924	$33,707	$52,884	$78,079

(1)	Operating lease obligations primarily reflect our obligation to make payments in connection with leases for our corporate headquarters and other manufacturing facilities.

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

Off-balance sheet arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission (SEC) rules.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. Lessees are also required to record a right-of-use (ROU) asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We have elected to adopt the standard using a modified retrospective transition approach. We expect the adoption of the standard to have a material impact on our consolidated balance sheet, which will result in the removal of the built to suit asset and liability recorded at December 31, 2018, and the recognition of ROU assets and lease liabilities of approximately $40.0 million to $50.0 million at January 1, 2019.

In May 2014, the FASB issued a new standard, ASC 606, regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. ASC 606 provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The allowable adoption methods are the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We adopted ASC 606 using the modified retrospective method and the adoption had no cumulative adjustment to our consolidated financial statements as it relates to the Pfizer collaboration agreement discussed in Note 16 to the consolidated financial statements. For the year ended December 31, 2018, there was no impact from the adoption of ASC 606 that resulted in a different revenue recognition amount than under the prior revenue recognition guidance in effect during 2017.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. We adopted this guidance effective January 1, 2018, resulting in a reclassification of $5.0 million from accumulated other comprehensive loss to accumulated deficit, related to the unrecognized loss on our investment in Selecta.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. We elected to early adopt this ASU in the third quarter of 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 11 for a discussion of our derivatives.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash and cash equivalents, restricted cash and marketable securities, including our investment in Selecta, of $601.3 million, primarily invested in U.S. government agency and corporate securities, certificates of deposit and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2018, the net fair value of our marketable securities would have resulted in a hypothetical decline of approximately $4.1 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-30 of this Annual Report of Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018 based on those criteria.
        Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018. Their report appears on page F-2 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
With our increased commercialization efforts for LUXTURNA, we have implemented internal controls around inventory and cost of goods sold.  There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the current quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the discussion responsive thereto contained in an amendment to this Form 10-K or in the Proxy Statement for our 2019 Annual Meeting of Stockholders, either of which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the discussion responsive thereto contained in an amendment to this Form 10-K or in the Proxy Statement for our 2019 Annual Meeting of Stockholders, either of which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the discussion responsive thereto contained in an amendment to this Form 10-K or in the Proxy Statement for our 2019 Annual Meeting of Stockholders, either of which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in an amendment to this Form 10-K or in the Proxy Statement for our 2019 Annual Meeting of Stockholders, either of which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in an amendment to this Form 10-K or in the Proxy Statement for our 2019 Annual Meeting of Stockholders, either of which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

The following is a list of the Company's Exhibits:

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed/Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

2.1	Agreement and Plan of Merger, dated as of February 22, 2019, among Spark Therapeutics, Inc., Roche Holdings, Inc. and 022019 Merger Subsidiary, Inc.	8-K	001-36819	2/25/2019	2.1

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36819	2/6/2015	3.1

3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36819	2/6/2015	3.2

3.3	Amendment to Amended and Restated By-laws of Spark Therapeutics, Inc. dated February 22, 2019	8-K	001-36819	2/25/2019	3.1

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-201318	1/20/2015	4.1

4.2	Investors’ Rights Agreement dated as of May 23, 2014	S-1	333-201318	12/30/2014	4.2

10.1+	2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.1

10.2+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.2

10.3+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.3

10.4+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1	333-201318	12/30/2014	10.4

10.5+	2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.5

10.6+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.6

10.7+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1/A	333-201318	1/20/2015	10.7

10.8+	2015 Employee Stock Purchase Plan	S-1/A	333-201318	1/20/2015	10.8

10.9†	License Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia, as amended	S-1	333-201318	12/30/2014	10.8

10.10†	Technology Assignment Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.9

10.11†	Master Research Services Agreement dated October 14, 2013 between the Registrant and The Children’s Hospital of Philadelphia	S-1	333-201318	12/30/2014	10.10

10.12†	License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation, as amended	S-1	333-201318	12/30/2014	10.12

10.13†	License Agreement dated December 6, 2014 between the Registrant and Pfizer Inc.	S-1	333-201318	12/30/2014	10.18

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed/Furnished Herewith

10.14†	Lease Agreement, dated as of March 31, 2014, between the Registrant and Wexford-UCSC 3737, LLC	S-1	333-201318	12/30/2104	10.19

10.15+	Common Share Membership Agreement between the Registrant and Katherine A. High	S-1	333-201318	12/30/2014	10.21

10.16+	Employment Agreement between the Registrant and Jeffrey D. Marrazzo	S-1/A	333-201318	1/20/2015	10.21

10.17+	Form of Indemnification Agreement between the Registrant and each of the executive officers and directors	S-1/A	333-201318	1/20/2015	10.26

10.18†	Amendment No. 2, dated March 23, 2015 to License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation, as amended	10-Q	001-36819	5/11/2015	10.1

10.19	Amendment No.1 dated August 5, 2015 to the Services Agreement dated December 26, 2013 between the Registrant and the Children's Hospital of Philadelphia	10-Q	001-36819	11/6/2015	10.1

10.20†	Amendment No.4 dated October 8, 2015 to the License Agreement dated October 14, 2013 between the Registrant and the Children's Hospital of Philadelphia	10-Q	001-36819	11/6/2015	10.2

10.21†	License Agreement dated November 23, 2015 between the Registrant and the The Children's Hospital of Philadelphia	8-K	001-36819	11/23/2015	99.1

10.22†	Amended and Restated Patent License Agreement dated December 31, 2015, between the Registrant and The Trustees of the University of Pennsylvania	10-K	001-36819	3/14/2016	10.31

10.23+	Amendment, dated January 5, 2016 to the Employment Agreement between the Registrant and Jeffrey D. Marrazzo	10-K	001-36819	3/14/2016	10.32

10.24†	Amendment No. 3, dated January 6, 2016 to License Agreement dated October 14, 2013 between the Registrant and the University of Iowa Research Foundation	10-K	001-36819	3/14/2016	10.33

10.25†	Amendment No. 1, dated March 10, 2016 to Master Research Services Agreement dated October 14, 2013 between the Registrant and The Children's Hospital of Philadelphia	10-K	001-36819	3/14/2016	10.34

10.26	Lease Agreement, dated as of February 1, 2016, between the Registrant and Wexford-UCSC II, LP	10-K	001-36819	3/14/2016	10.35

10.27†	Amendment dated March 10, 2016, to the License Agreement dated November 23, 2015 between the Registrant and The Children's Hospital of Philadelphia	10-K	001-36819	3/14/2016	10.36

10.28†	Amendment No. 1, dated June 9, 2016, to the License Agreement dated December 6, 2014 between the Registrant and Pfizer	10-Q	001-36819	8/10/2016	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed/Furnished Herewith

10.29+	Form of Employment Agreement for Executive Officer	10-Q	001-36819	8/10/2016	10.2

10.30†	License and Option Agreement, dated December 2, 2016 between the Registrant and Selecta Biosciences, Inc.	10-K	001-36819	2/28/2017	10.32

10.31†	Letter Agreement, dated June 6, 2017, amending the License and Option Agreement dated December 2, 2016 between the Registrant and Selecta Biosciences, Inc.	10-Q	001-36819	8/2/2017	10.1

10.32	Lease Agreement, dated as of November 20, 2017, between the Registrant and Brandywine 3025 Market, LP	10-K	001-36819	2/27/2018	10.34

10.33†	Amendment No. 2, dated November 6, 2017, to the License Agreement dated December 6, 2014 between the Registrant and Pfizer	10-K	001-36819	2/27/2018	10.35

10.34†	Supply Agreement, dated January 24, 2018, between the Registrant and Novartis Pharma AG	10-K	001-36819	2/27/2018	10.36

10.35†	License and Commercialization Agreement dated January 24, 2018 between the Registrant and Novartis Pharma AG	10-K	001-36819	2/27/2018	10.37

10.36†	Manufacture and Supply Agreement, dated February 16, 2018, between the Registrant and Pfizer	10-Q	001-36819	5/8/2018	10.3

10.37	Asset Purchase Agreement, dated April 30, 2018 between the Registrant and Jazz Pharmaceuticals Ireland Limited	10-Q	001-36819	8/8/2018	10.1

10.38†	Dedicated Manufacturing and Commercial Supply Agreement, dated August 3, 2018, between the Registrant and Brammer Bio MA, LLC	10-Q	001-36819	11/6/2018	10.1

10.39	Credit Agreement, dated July 3, 2018, between the Registrant and Wells Fargo Bank, National Association	10-Q	001-36819	11/6/2018	10.2

10.40	Cash Collateral Agreement, dated July 3, 2018, between the Registrant and Wells Fargo Bank, National Association	10-Q	001-36819	11/6/2018	10.3

10.41	Amendment No. 1, dated October 1, 2018, to the Lease Agreement dated November 20, 2017 between the Registrant and Brandywine 3025 Market, LP					X

10.42††
License Agreement Amendment dated March 10, 2016 (effective November 23, 2015) amending and superseding the License Agreement between the Company and the Children's Hospital of Philadelphia dated November 23, 2015
						X

21.1	Subsidiaries of the Registrant					X

		Incorporated by Reference

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed/Furnished Herewith

23.1	Consent of KPMG LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2018, (ii) Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2016, 2017 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, December 31, 2017 and December 31, 2018 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2017 and 2018 and (v) Notes to Audited Consolidated Financial Statements.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Spark Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Philadelphia, Pennsylvania
February 28, 2019

Spark Therapeutics, Inc.
Consolidated balance sheets
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$96,748	$95,247
Marketable securities	423,419	358,359
Trade and other receivables	7,906	47,385
Inventory	—	25,637
Prepaid expenses and other current assets	5,093	40,512
Total current assets	533,166	567,140
Restricted cash	—	53,000
Marketable securities	20,035	94,678
Property and equipment, net	61,713	95,998
Goodwill	1,254	1,198
Other assets	628	2,338
Total assets	$616,796	$814,352
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,183	$19,492
Accrued expenses	24,697	34,790
Current portion of long-term debt	312	4,822
Current portion of deferred rent	969	1,365
Current portion of deferred revenue	11,969	—
Current other liabilities	1,557	1,885
Total current liabilities	53,687	62,354
Long-term debt	912	46,090
Long-term deferred rent	8,318	10,885
Long-term deferred revenue	—	160,000
Other liabilities	40,255	38,510
Total liabilities	103,172	317,839
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 37,131,626 shares issued and 37,111,404 shares outstanding as of December 31, 2017; 37,764,213 shares issued and 37,686,301 shares outstanding as of December 31, 2018	37	38
Additional paid-in capital	1,026,590	1,091,873
Accumulated other comprehensive loss	(5,914)	(1,050)
Treasury stock, at cost, 20,222 common shares as of December 31, 2017 and 77,912 common shares as of December 31, 2018	(1,226)	(4,661)
Accumulated deficit	(505,863)	(589,687)
Total stockholders’ equity	513,624	496,513
Total liabilities and stockholders’ equity	$616,796	$814,352

See accompanying notes to the consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)
(in thousands, except share and per share data)

	For the year ended December 31,
	2016	2017	2018
Revenues:
Product sales, net	$—	$—	$26,973
Contract revenue	20,183	12,066	37,752
Total revenues	20,183	12,066	64,725
Operating expenses:
Cost of product sales	—	—	1,008
Cost of contract revenue	—	—	6,907
Research and development	86,380	135,160	125,254
Acquired in-process research and development	11,132	8,604	300
Impairment of acquired in-process research and development	—	15,696	—
Selling, general and administrative	48,070	111,124	124,895
Total operating expenses	145,582	270,584	258,364
Loss from operations	(125,399)	(258,518)	(193,639)
Unrealized loss on equity investments	—	—	(5,078)
Interest income, net	1,746	4,073	9,994
Other income	—	—	110,000
Loss before income taxes	(123,653)	(254,445)	(78,723)
Income tax benefit (expense)	—	963	(99)
Net loss	$(123,653)	$(253,482)	$(78,822)
Basic and diluted net loss per common share	$(4.29)	$(7.63)	$(2.11)
Weighted average basic and diluted common shares outstanding	28,804,133	33,242,072	37,366,782

Net loss	$(123,653)	$(253,482)	$(78,822)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(801)	(5,163)	586
Unrealized loss on interest rate swap	—	—	(641)
Foreign exchange translation adjustment	7	43	(83)
Total comprehensive loss	$(124,447)	$(258,602)	$(78,960)

See accompanying notes to the consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of stockholders’ equity
For the years ended December 31, 2016 and 2017
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2015	27,082,493	$27	$419,792	$—	9,206	$(553)	$(128,728)	$290,538
Issuance of common stock, net of issuance costs	3,025,000	3	127,563	—	—	—	—	127,566
Issuance of restricted stock	40,000	—	—	—	—	—	—	—
Restricted stock canceled	(2,213)	—	—	—	—	—	—	—
Purchase of common stock under ESPP	8,012	—	340	—	—	—	—	340
Issuance of stock for acquisition	265,000	—	9,151	—	—	—	—	9,151
Exercise of stock options	455,138	1	2,591	—	—	—	—	2,592
Unrealized loss on investments	—	—	—	(801)	—	—	—	(801)
Unrealized gain on foreign currency translation	—	—	—	7	—	—	—	7
Stock-based compensation expense	—	—	24,537	—	—	—	—	24,537
Net loss	—	—	—	—	—	—	(123,653)	(123,653)
Balance, December 31, 2016	30,873,430	31	583,974	(794)	9,206	(553)	(252,381)	330,277
Issuance of common stock, net of issuance costs	5,296,053	5	379,865	—	—	—	—	379,870
Issuance of restricted stock	1,193	—	—	—	—	—	—	—
Restricted stock canceled	(4,107)	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	11,016	(673)	—	(673)
Purchase of common stock under ESPP	11,804	—	646	—	—	—	—	646
Exercise of stock options	953,253	1	20,732	—	—	—	—	20,733
Unrealized loss on investments	—	—	—	(5,163)	—	—	—	(5,163)
Unrealized gain on foreign currency translation	—	—	—	43		—	—	43
Stock-based compensation expense	—	—	41,373	—	—	—	—	41,373
Net loss	—	—	—	—	—	—	(253,482)	(253,482)
Balance, December 31, 2017	37,131,626	$37	$1,026,590	$(5,914)	20,222	$(1,226)	$(505,863)	$513,624

See accompanying notes to the consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity
For the year ended December 31, 2018
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, December 31, 2017	37,131,626	$37	$1,026,590	$(5,914)	20,222	$(1,226)	$(505,863)	$513,624
Reclassification of unrealized loss on equity investment to accumulated deficit	—	—	—	5,002	—	—	(5,002)	—
Issuance of restricted stock	172,868	—	—	—	—	—	—	—
Restricted stock canceled	(25,000)	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	57,690	(3,435)	—	(3,435)
Purchase of common stock under ESPP	30,814	—	1,567	—	—	—	—	1,567
Exercise of stock options	453,905	1	15,130	—	—	—	—	15,131
Unrealized gain on investments	—	—	—	586	—	—	—	586
Unrealized loss on interest rate swap	—	—	—	(641)	—	—	—	(641)
Unrealized loss on foreign currency translation	—	—	—	(83)	—	—	—	(83)
Stock-based compensation expense	—	—	48,586	—	—	—	—	48,586
Net loss	—	—	—	—	—	—	(78,822)	(78,822)
Balance, December 31, 2018	37,764,213	$38	$1,091,873	$(1,050)	77,912	$(4,661)	$(589,687)	$496,513

See accompanying notes to the consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows
(in thousands)

	For the year ended December 31,
	2016	2017	2018
Cash flows from operating activities:
Net loss	$(123,653)	$(253,482)	$(78,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent income	(530)	(531)	(2,490)
Depreciation and amortization expense	3,634	4,860	6,918
Loss on disposal of property and equipment	101	32	103
Acquired in-process research and development	11,132	8,604	300
Stock-based compensation expense	24,537	41,373	48,586
Impairment of acquired in-process research and development	—	15,696	—
Non-cash income tax benefit	—	(1,013)	—
Gain from sale of priority review voucher	—	—	(110,000)
Unrealized loss on equity investments	—	—	5,078
Non-cash interest income	—	(127)	(1,112)
Changes in operating assets and liabilities:
Inventory	—	—	(25,637)
Prepaid expenses and other assets	(264)	(3,157)	(35,333)
Trade and other receivables	(235)	8,857	(39,501)
Accounts payable and accrued expenses	10,018	12,981	8,703
Deferred rent	—	1,610	3,972
Deferred revenue	(5,182)	2,934	148,031
Other liabilities	—	6,827	641
Net cash used in operating activities	(80,442)	(154,536)	(70,563)
Cash flows from investing activities:
Proceeds from sale of priority review voucher	—	—	110,000
Payment for license agreement	—	—	(2,000)
Purchase of acquired in-process research and development	(11,132)	(8,217)	(300)
Payment for acquisition, net of cash acquired	(5,911)	—	—
Purchase of marketable securities	(279,945)	(441,486)	(530,989)
Proceeds from maturities of marketable securities	20,000	251,625	516,273
Purchase of property and equipment	(8,532)	(9,654)	(33,821)
Net cash (used in) provided by investing activities	(285,520)	(207,732)	59,163
Cash flows from financing activities:
Proceeds from exercise of options	2,592	20,733	15,131
Purchase of treasury stock	—	(673)	(3,435)
Proceeds from public offerings of common stock, net	126,909	379,870	—
Proceeds from issuance of common stock under ESPP	340	646	1,567
Proceeds from long-term debt	1,550	—	50,000
Payments on long-term debt	(25)	(302)	(312)
Net cash provided by financing activities	131,366	400,274	62,951
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12)	(181)	(52)
Net (decrease) increase in cash and cash equivalents and restricted cash	(234,608)	37,825	51,499
Cash and cash equivalents and restricted cash, beginning of year	293,531	58,923	96,748
Cash and cash equivalents and restricted cash, end of year	$58,923	$96,748	$148,247

See accompanying notes to the consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows
(in thousands)

	For the year ended December 31,
	2016	2017	2018
Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$682	$2,789	$9,518
One Drexel Plaza lease cost included in other liabilities	$—	$34,986	$503

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

(2) Development-stage risks
The Company has incurred net losses and negative cash flows from operations since inception and expects to incur net losses for the foreseeable future. The Company had an accumulated deficit of $589.7 million as of December 31, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of LUXTURNA and its other product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its other product candidates.
The Company’s future operations are highly dependent on a combination of factors, including: (i) the success of its research and development; (ii) regulatory approval of the Company’s proposed future products; (iii) the continued success of the commercialization of LUXTURNA; (iv) the timely and successful completion of additional financing; and (v) the development of competitive therapies by other biotechnology and pharmaceutical companies.

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

(d) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2017 and 2018 consisted of money market funds.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

(e) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. At December 31, 2018, the balance in the Company’s accumulated other comprehensive loss included activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the year ended December 31, 2018 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (Note 16), the Company purchased common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value, and beginning in 2018 changes in fair value are recognized in the consolidated statements of operations and comprehensive income (loss).

(f) Trade and other receivables
Trade accounts receivable are recorded at gross value, and reserves for other sales-related allowances, such as discounts, rebates, services and insurance co-pay assistance, are included in accrued expenses on the Company's consolidated balance sheets.

(g) Inventory
Inventory is stated at the lower of cost or net realizable value and consists of those costs incurred following FDA approval of LUXTURNA. Cost is determined using the first-expired, first-out (FEFO) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Based on management's assessment, no such inventory reserve is necessary as of December 31, 2018.

(h) Property and equipment
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

(i) Net product sales
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
The Company’s net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), as it relates to the outcomes-based method and determined that based on historical clinical data, no rebate reserves were required for the year ended December 31, 2018. All sales are recognized when control is transferred, which follows the Company’s verification of a scheduled LUXTURNA treatment.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The Company’s product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, Company management estimates that there is minimal risk of product return, including the risk of product expiration.

(j) Contract revenue
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

(k) Research and development and in-process research and development
Research and development costs are expensed as incurred. Research and development expenses consist of internal and external expenses. Internal expenses include employee compensation and overhead. External expenses include development, clinical trials, statistical analysis and report writing and regulatory compliance costs incurred with clinical research organizations and other third-party vendors. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. When the Company is reimbursed by a collaboration partner for work performed, the costs incurred are recorded as research and development expenses and the related reimbursement is recorded as a reduction to research and development expenses.
Upfront and milestone payments made to third parties that perform research and development services on the Company’s behalf are expensed as services are rendered. Costs incurred in obtaining technology licenses outside of business combinations are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

(l) Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and the expected benefits of net operating loss and tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, is applied during the years in which temporary differences are expected to be settled and net operating losses and tax credits used and is reflected in the consolidated financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2017 and 2018, the Company has concluded that a full valuation allowance is necessary for its deferred tax assets.

(m) Stock-based compensation and fair value of stock
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation-Stock

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statement of operations and comprehensive income(loss) based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.
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
Consistent with the guidance in ASC Topic 505-50, Equity-Based Payments to Non-Employees, the fair value of each non-employee stock option and restricted stock award is estimated at the date of grant using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life.

(n) Net loss per common share
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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the years ended December 31, 2016, 2017 and 2018 as they would be anti-dilutive:

	December 31,
	2016	2017	2018
Unvested restricted common shares	251,809	798,501	942,776
Options issued and outstanding	4,181,993	3,522,874	3,487,376

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(o) Deferred rent
Rent expense, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property. Tenant improvement allowances from the lessor are included in the accompanying consolidated balance sheet as deferred rent and are amortized as a reduction of rent

Spark Therapeutics, Inc.
Notes to consolidated financial statements

expense over the term of the lease from the possession date. Deferred rent as of December 31, 2017 and 2018 represents the net excess of rent expense over the actual cash paid for rent and the tenant improvement allowances received.

(p) Other comprehensive loss
The Company follows the provisions of ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income (loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) includes gains and losses related to changes in the fair value of available-for-sale securities, changes in the fair value of an interest rate swap and foreign currency translation.
The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized (loss) gain on available-for-sale securities	Unrealized loss on interest rate swap	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2017	$(5,964)	$—	$50	$(5,914)
Reclassification of unrealized loss on equity investment to accumulated deficit	5,002	—	—	5,002
Current period other comprehensive income (loss)	586	(641)	(83)	(138)
Balance as of December 31, 2018	$(376)	$(641)	$(33)	$(1,050)

(q) Recent accounting pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. Lessees are also required to record a right-of-use (ROU) asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company has elected to adopt this standard using the effective date method using a modified retrospective transition approach. The Company expects the adoption of the standard to have a material impact on its consolidated balance sheet, which will result in the removal of the built to suit asset and liability recorded as of December 31, 2018, and the recognition of ROU assets and lease liabilities of approximately $40.0 million to $50.0 million at January 1, 2019.
In May 2014, the FASB issued a new standard, ASC 606, regarding the accounting for, and disclosures of, revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2017. ASC 606 provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. The Company adopted ASC 606 using the modified retrospective method and the adoption had no cumulative adjustment to its consolidated financial statements as it relates to the Pfizer Inc. (Pfizer) collaboration agreement discussed in Note 16. For the year ended December 31, 2018, there was no impact from the adoption of ASC 606 that resulted in a different revenue recognition amount than under the prior revenue recognition guidance in effect during 2017.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive

Spark Therapeutics, Inc.
Notes to consolidated financial statements

income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. The Company adopted this guidance effective January 1, 2018, resulting in a reclassification of $5.0 million from accumulated other comprehensive loss to accumulated deficit related to the unrecognized loss on the Company's investment in Selecta.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. The Company elected to early adopt this ASU in the third quarter of 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 11 for a discussion of the Company’s derivatives.

(4) Marketable securities
The following table summarizes the available-for-sale securities held as of December 31, 2017 and 2018 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017
U.S. government agency	$222,180	$—	$(641)	$221,539
Corporate securities	$227,238	$—	$(5,323)	$221,915
December 31, 2018
U.S. government agency	$223,553	$54	$(123)	$223,484
Corporate securities	$239,940	$34	$(10,421)	$229,553

No available-for-sale securities held as of December 31, 2018, had remaining maturities greater than two years.

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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2017:
Assets:
Money market funds (included in cash and cash equivalents)	$90,348	—	—
Corporate securities (included in cash and cash equivalents)	$5,548	—	—
Marketable securities - U.S. government agencies	$221,539	—	—
Marketable securities - corporate securities	$220,020	$1,895	—
As of December 31, 2018:
Assets:
Money market funds (included in cash and cash equivalents)	$94,216	—	—
Certificates of deposit - restricted cash	$53,000	—	—
Marketable securities - U.S. government agencies	$223,484	—	—
Marketable securities - corporate securities	$229,553	—	—

(6) Inventory
Inventory consists of the following (in thousands):

December 31, 2018
Raw materials	$3,843
Work in process	19,843
Finished goods	1,951
$25,637

(7) Sale of priority review voucher
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

(8) Business acquisition of Genable and impairment of acquired in-process research and development
On March 7, 2016, the Company acquired Genable Technologies, Ltd. (Genable), an Ireland-based private gene therapy company with which the Company had collaborated since 2014 in the development of Genable's therapeutic program targeting a genetic inherited retinal disease (IRD). With the acquisition, the Company acquired RhoNova™, a potential gene therapy targeting rhodopsin-linked autosomal dominant retinitis pigmentosa (RHO-adRP), an IRD that routinely leads to visual impairment and in the most severe cases to blindness. The consideration paid by the Company to Genable shareholders consisted of $6.1 million in cash and 265,000 shares of the Company's common stock with a fair value of $9.2 million, for total consideration of $15.3 million. In connection with the acquistion, a receivable due from Genable also was settled on the date of acquisition for $0.5 million. The Company incurred acquisition-related costs of approximately $0.3 million, which are included

Spark Therapeutics, Inc.
Notes to consolidated financial statements

in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

The Company accounted for the acquisition as a business combination under the acquisition method of accounting. The Company allocated the purchase price for the purchase of Genable based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition.

Recognition and measurement of assets acquired and liabilities assumed
The following table summarizes the fair values of the tangible and intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash acquired	$196
Other current assets	103
Acquired in-process research and development	15,490
Goodwill	1,160
Total assets assumed	16,949
Other non-current liabilities	255
Deferred tax liability	1,000
Total liabilities assumed	1,255
Total allocation of purchase price	$15,694

Acquired in-process research and development and related impairment
The Company’s allocation of purchase price to acquired in-process research and development (IPR&D) was $15.5 million. The estimated fair value of the IPR&D was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for the asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of the asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset cash flow stream as well as other factors.
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

Goodwill impairment
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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The Company performs its annual goodwill impairment test as of October 1st. The Company performed a qualitative assessment and determined that there was no impairment to goodwill for the years ended December 31, 2016, 2017 and 2018.

(9) Property and equipment, net
Property and equipment consist of the following (in thousands):

	December 31,
	2017	2018
Laboratory equipment	$6,381	$8,272
Computer and software	1,325	2,773
Furniture and fixtures	1,770	2,564
Office equipment	726	1,394
Leasehold improvements	23,653	54,541
One Drexel Plaza (built-to-suit)	34,993	34,789
Construction in progress	3,187	7,869
Property and equipment, gross	72,035	112,202
Less accumulated depreciation and amortization	(10,322)	(16,204)
Property and equipment, net	$61,713	$95,998

Depreciation and amortization expense was $3.6 million, $4.9 million and $6.9 million for the years ended December 31, 2016, 2017 and 2018, respectively.

(10) Accrued expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2018
Compensation and benefits	$15,012	$15,575
Consulting and professional fees	4,846	13,904
Research and development	2,809	2,706
Other	2,030	2,605
	$24,697	$34,790

(11) Debt
The Company's debt consists of the following (in thousands):

	December 31,
	2017	2018
Term loan outstanding	$—	$50,000
MELF loan outstanding	1,224	912
Less: current portion of long-term debt	(312)	(4,822)
Total long-term debt due after one year	$912	$46,090

In July 2018, the Company entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) as lender (the Credit Agreement), pursuant to which Wells Fargo extended a $50.0 million term loan to the Company, which bears interest at one-month LIBOR plus 0.65%, which rate is converted to a fixed rate per annum of 3.463% under the swap agreement discussed below. The term loan was fully drawn on the date of the Credit Agreement and matures on July 3, 2023 (Maturity Date). Through June 2019, the Company will only be obligated to make monthly interest payments with respect to

Spark Therapeutics, Inc.
Notes to consolidated financial statements

the term loan. Thereafter, the term loan will amortize in equal monthly installments through the maturity date. For the year ended December 31, 2018, the Company recorded interest expense of $0.7 million related to the Credit Agreement.

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

At December 31, 2018, the fair value of the derivative liability was $0.6 million, of which $0.1 million was recognized within other current liabilities and $0.5 million was recognized within other long-term liabilities. The effective portion of the swap is reported as a component of accumulated other comprehensive loss. There was no hedge ineffectiveness as of December 31, 2018. Changes in the fair value are reclassified from accumulated other comprehensive loss into operations in the same period that the hedged item affects earnings. During the year ended December 31, 2018, the Company reclassified $0.2 million from accumulated other comprehensive loss into interest expense related to the effective portion of the swap. Over the next 12 months, $0.6 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive loss into interest expense. If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of operations and comprehensive income (loss) for the applicable period.

In August 2016, the Company executed an agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other assets purchased (MELF Loan) in the amount of $1.6 million. Borrowings under the MELF Loan are secured by equipment, as defined in the loan agreement. Under the terms of the MELF Loan, the Company has a five-year period of monthly payments of $29 thousand of principal and interest at an annual interest rate of 3.25%. For the years ended December 31, 2016, 2017 and 2018, the Company recorded interest expense of $15 thousand, $48 thousand and $34 thousand, respectively, related to the MELF Loan.

(12) Stockholders’ equity
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
Additionally, in 2014, 200,000 restricted shares of common stock were issued to The Trustees of the University of Pennsylvania (Penn) in connection with a license agreement, of which 175,000 shares have vested. The remaining shares were canceled during the year ended December 31, 2018.
For the year ended December 31, 2016, the Company recorded compensation expense of $0.1 million and $1.3 million in selling, general and administrative expense and research and development expense, respectively, related to the restricted shares. For the year ended December 31, 2017, the Company recorded compensation expense of $34 thousand and $4.4 million in selling, general and administrative expense and research and development expense, respectively, related to the restricted shares. For the year ended December 31, 2018, the Company recorded an immaterial amount of compensation expense in selling, general and administrative expense and $2.2 million of expense in research and development expense related to the restricted shares.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The following table summarizes restricted stock activity for the instruments discussed above:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2016	174,876	$5.78
Shares canceled	(3,107)	$1.15
Shares vested	(70,935)	$3.60
Nonvested shares at December 31, 2017	100,834	$7.45
Shares canceled	(25,000)	$7.50
Shares vested	(75,834)	$7.44
Nonvested shares at December 31, 2018	—

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

(13) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2018, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,485,322 shares. As of December 31, 2018, 1,422,190 shares were available for future grants under the 2015 Plan.
In January 2018, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 371,330 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 1,120,188 shares of common stock as of December 31, 2018.

Stock-based compensation expense
Stock-based compensation expense by award type was as follows (in thousands):

	Year ended December 31,
	2016	2017	2018
Stock options	$22,377	$28,001	$29,674
Restricted stock	632	8,452	16,141
Employee stock purchase plan	178	438	610
	$23,187	$36,891	$46,425

Of the $46.4 million of stock-based compensation expense incurred during the year ended December 31, 2018, $18.0 million is classified as research and development expense and $28.4 million is classified as selling, general and administrative expense in the consolidated statement of operations and comprehensive income (loss). Of the $36.9 million of stock-based compensation expense incurred during the year ended December 31, 2017, $15.1 million is classified as research and development expense and $21.8 million is classified as selling, general and administrative expense in the consolidated statement of operations and comprehensive income (loss). Of the $23.2 million of stock-based compensation expense incurred during the year ended December 31, 2016, $9.6 million is classified as research and development expense and $13.6 million is classified as selling, general and administrative expense in the consolidated statement of operations and comprehensive income (loss).

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Stock options
The following table summarizes stock option activity:

	Number of shares	Weighted- average exercise price	Aggregate intrinsic value(a)
Outstanding at December 31, 2016	4,181,993	$33.25
Granted	701,300	$56.78
Exercised	(953,253)	$21.75
Forfeited	(407,166)	$41.30
Outstanding at December 31, 2017	3,522,874	$40.11
Granted	671,500	$52.02
Exercised	(453,905)	$33.34
Forfeited	(253,093)	$52.32
Outstanding at December 31, 2018	3,487,376	$42.40
Vested at December 31, 2018	1,934,833	$35.17	$25,798,486
Vested at December 31, 2018 and expected to vest	3,315,852	$41.92	$26,194,775
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock that were in the money at December 31, 2018.
The weighted average remaining contractual term of options outstanding as of December 31, 2018 is 7.2 years. The weighted-average remaining contractual term of options exercisable as of December 31, 2018 is 6.4 years.
At December 31, 2018, there was $42.2 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
The intrinsic value of options exercised during the years ended December 31, 2017 and 2018 was $45.9 million and $16.6 million, respectively.
The weighted-average grant date fair value of the options granted in 2016, 2017 and 2018 was $28.56, $39.27 and $35.14 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2016	2017	2018
Expected volatility	75.2%	78.1%	75.7%
Risk-free interest rate	1.71%	2.06%	2.50%
Expected term (in years)	5.95	6.10	6.21
Expected dividend yield	0.0%	0.0%	0.0%

Spark Therapeutics, Inc.
Notes to consolidated financial statements

Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2016	76,933	$49.90
Shares granted	713,400	$63.34
Shares canceled	(55,457)	$48.93
Shares vested	(37,209)	$55.77
Nonvested shares at December 31, 2017	697,667	$63.40
Shares granted	553,300	$54.29
Shares canceled	(123,656)	$60.75
Shares vested	(184,535)	$61.87
Nonvested shares at December 31, 2018	942,776	$58.71

At December 31, 2018, there was $43.1 million of unrecognized compensation expense related to the restricted common stock, which is expected to be recognized over a weighted average period of 2.8 years.

ESPP stock activity:
For the year ended December 31, 2017, 11,804 shares were issued under the 2015 ESPP. For the year ended December 31, 2018, 30,814 shares were issued under the 2015 ESPP.
At December 31, 2018, there was $0.3 million in unrecognized compensation expense related to the 2015 ESPP.

(14) Commitments and contingencies
(a) Leases

In March 2014, the Company entered into an operating lease for laboratory and office space at its corporate headquarters in Philadelphia, Pennsylvania, through October 2025. Under this lease, the Company received $8.0 million of tenant improvement allowances during 2014. In November 2015, the Company entered into a sublease agreement for approximately 14,000 square feet of additional office space at its corporate headquarters. The sublease terminated on November 30, 2018. In February 2016, the Company leased 6,500 square feet of additional office space in Philadelphia under a lease that expires in June 2021.

In November 2016, the Company entered into a lease agreement for approximately 49,000 square feet of office space in Philadelphia that will terminate on March 31, 2027. Under this lease, the Company received $1.6 million of tenant improvement allowances during 2017. In January 2017, the Company amended its lease for office space in Philadelphia to lease an additional 24,800 square feet that commenced on January 1, 2018, and will terminate on December 31, 2028. In November 2017, the Company amended this lease to accelerate the termination date of approximately 50,000 square feet of office space, with such termination to occur, at the latest, in December 2022. The Company recorded an expense of $6.9 million associated with the change in termination date in 2017. As of December 31, 2018, $3.5 million is recorded as long-term other liabilities and $1.8 million is recorded as current other liabilities on the accompanying consolidated balance sheet related to the termination expense.

The following table reconciles the termination cost discussed above (in thousands):

	Balance as of December 31, 2017	Recognized during the year	Balance as of December 31, 2018
Contract termination liability	$6,827	$1,557	$5,270

Spark Therapeutics, Inc.
Notes to consolidated financial statements

In November 2017, the Company entered into a lease for the new research facility at One Drexel Plaza in Philadelphia, Pennsylvania for approximately 108,000 square feet through June 2033. Under this lease, the Company received $3.9 million of tenant improvement allowances during 2018.

Based on the terms of the lease agreement for One Drexel Plaza, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $35.0 million as of December 31, 2017, representing the Company’s leased portion of the building, and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company may not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease may be accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 15.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process.

At December 31, 2017 and 2018, the lease financing obligation balance was $35.0 million and $34.5 million, respectively, and was recorded as a long-term liability within other liabilities on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation as of December 31, 2018 are included in the table below.

In May 2018, the Company entered into a lease agreement for approximately 14,000 square feet of office space in Philadelphia that will terminate in April 2020. Under this lease, the Company received $0.1 million of tenant improvement allowances during 2018.

Rent expense under these leases was $1.9 million, $10.5 million and $3.9 million for the years ended December 31, 2016, 2017 and 2018, respectively.

Future minimum lease payments under these leases are as follows (in thousands):

Year Ending December 31,
2019	$8,102
2020	11,044
2021	10,073
2022	10,156
2023	9,228
2024 and thereafter	78,079
$126,682

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

(c) License agreements
See Note 15 for a discussion of the Children's Hospital of Philadelphia (CHOP) license agreement.
In October 2013, the Company entered into a patent license agreement with Penn, as amended, for certain intellectual property licenses to be provided by Penn to the Company in the fields of research, development, manufacture and commercialization. The license agreement requires the Company to reimburse Penn for the patent costs related to the underlying licensed rights.

Spark Therapeutics, Inc.
Notes to consolidated financial statements

The Company is obligated to make payments to Penn upon the occurrence of first commercial sale for certain licensed products in both the United States and Europe. The Company must pay a low-single-digit royalty based on net sales of licensed products by territory, which royalties will be reduced if the Company is required to license patents or intellectual property from third parties.
In December 2014, the Company entered into a license agreement with Penn for certain intellectual property licenses. The Company issued to Penn 200,000 shares of restricted common stock (Note 12), which were subject to performance-based vesting conditions, in connection with the agreement and is obligated to make milestone payments upon the achievement of certain regulatory milestones up to $5.5 million in the aggregate. Additionally, the Company is obligated to pay Penn single-digit-royalties based on its net sales of licensed products by territory.
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

(15) Related-party transactions
As of December 31, 2018, CHOP was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the years ended December 31, 2016, 2017 and 2018, the Company recorded $0.9 million, $0.8 million and $1.2 million, respectively, of selling, general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive income (loss).
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical and administrative services to be provided by CHOP to the Company. For the years ended December 31, 2016, 2017 and 2018, the Company recorded $7.4 million, $6.1 million and $5.7 million, respectively, as research and development expense.
As of December 31, 2017, $0.3 million and $1.4 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of December 31, 2018, $0.7 million and $0.5 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(16) Collaboration and license agreements
(a) Pfizer
In December 2014, the Company entered into a global collaboration agreement with Pfizer for the development and commercialization of SPK-FIX product candidates for the treatment of hemophilia B. Under the agreement, the Company granted Pfizer an exclusive worldwide license to any factor IX gene therapy that it develops, manufactures or commercializes prior to December 31, 2024. The Company is primarily responsible for conducting all research and development activities through completion of Phase 1/2 clinical trials of hemophilia B product candidates. Pfizer and the Company will share development costs incurred under an agreed product development plan for each product candidate with the Company’s share of development costs under the agreement limited to $10.6 million. Following the completion of Phase 1/2 clinical trials, Pfizer will be primarily responsible for development, manufacture, regulatory approval and commercialization, including all costs associated therewith. In connection with this agreement, the Company received a $20.0 million upfront payment for the license in December 2014. As there was no stand-alone value for the license, the Company recognized revenue through the estimated completion date of Phase 1/2 clinical trials. In November 2017, the Company amended its global collaboration agreement with Pfizer. Under the terms of this amendment, the Company received $15.0 million in payments upfront, and an additional $10.0 million upon completion of certain transition activities. The $25.0 million of consideration was recognized as revenue over the estimated performance period associated with the global collaboration agreement.
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

Spark Therapeutics, Inc.
Notes to consolidated financial statements

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
In February 2018, the Company entered into a supply agreement with Pfizer for production in 2018, of one batch of drug substance expected to be used for Phase 3 development. The Company received $7.0 million upfront and received $7.0 million upon delivery in July 2018. The $14.0 million of consideration was recognized as contract revenue as the batch of the drug substance was completed.
During the years ended December 31, 2016, 2017 and 2018, the Company recognized $20.2 million, $12.1 million and $36.0 million of contract revenue, respectively, related to the Company's agreements with Pfizer. During the years ended December 31, 2016, 2017 and 2018, the Company recorded $2.4 million, $2.9 million and $3.0 million, respectively, as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
In July 2018, Pfizer announced the initiation of a Phase 3 program following the Company's transfer of responsibility for the hemophilia B gene therapy program to Pfizer.
(b) Novartis
In January 2018, the Company entered into a licensing and commercialization agreement (Novartis License Agreement) with Novartis Pharma AG (Novartis) to develop and commercialize voretigene neparvovec (also known as LUXTURNA) outside the United States. Under the terms of the Novartis License Agreement, the Company has granted Novartis an exclusive right and license, with the right to grant certain sublicenses, under the Company’s intellectual property reasonably necessary or useful for the development or commercialization of LUXTURNA for the treatment, prevention, cure or control of RPE65-mediated IRD in humans outside the United States. Under the terms of the Novartis License Agreement, the Company received a non-refundable, one-time payment of $105.0 million in the first quarter of 2018, and is eligible to receive up to an additional $65.0 million in milestone payments. The Company also is entitled to receive royalty payments at a percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances.
In conjunction with the Novartis License Agreement, the Company and Novartis also entered into a Supply Agreement, under which the Company has agreed to supply all of the commercial supply of voretigene neparvovec required by Novartis, subject to certain conditions. The Supply Agreement continues until the expiration or early termination of the Novartis License Agreement. In addition, either party may terminate the Supply Agreement upon the other party’s uncured material breach of the Supply Agreement, insolvency or bankruptcy. The Company evaluated whether or not the performance obligations granted under the License and Supply Agreements were distinct and concluded that they were not distinct as Novartis could not benefit from the Novartis License Agreement without the services under the Supply Agreement. As such, the performance obligations granted under the Novartis License Agreement and Supply Agreement are combined to constitute a single performance obligation and the Company accounts for them as a single contract.
During the fourth quarter of 2018, and in conjunction with the European Commission granting marketing authorization for LUXTURNA, the Company earned an additional $25.0 million milestone payment and recorded an additional $30.0 million of variable consideration that was no longer constrained which, along with the $105.0 million upfront payment, is included as deferred revenue on the accompanying consolidated balance sheet as of December 31, 2018. The Company allocated $160.0 million in license fees and milestone payments that were not constrained to the single performance obligation in the combined contracts. The Company expects to recognize the $160.0 million and variable amounts under the Supply Agreement over time using an outputs method based on vials supplied to Novartis. The Company expects to begin manufacturing product for Novartis in 2019 and expects to continue to do so throughout the life of the contract. At December 31, 2018, the remaining $10.0 million in milestone payments under the Novartis License Agreement remains constrained, due to additional regulatory approvals, and will not begin to be recognized until such amount becomes unconstrained.
In determining the transaction price, the Company analyzed the variable consideration and whether or not such variable consideration was constrained. The Company will reassess this variable consideration at each reporting period and adjust the transaction price, if necessary. The total vials that the Company expects to manufacture for Novartis over the life of the Supply Agreement will be a significant judgment that will be relied upon when using the point in time method to recognize revenue once the Company begins to manufacture product for Novartis.
(c) Selecta

Spark Therapeutics, Inc.
Notes to consolidated financial statements

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
In connection with the Selecta License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta's common stock for $5.0 million in December 2016. An additional 324,362 unregistered shares of Selecta's common stock were purchased for $5.0 million in June 2017, and 205,254 unregistered shares of Selecta's common stock were purchased for $5.0 million in October 2017. These shares are classified as available-for-sale securities as of December 31, 2018.
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

(17) Income taxes
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
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses situations where the accounting is incomplete for the income tax effects of the Tax Act. SAB 118 directs taxpayers to consider the impact of the Tax Act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies were provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that could not be estimated as of December 31, 2017.
With regards to the Tax Act impact on the tax provision as it relates to the Company for the year ended December 31, 2018, the Company has recognized the final impact of tax reform related to the revaluation of deferred tax assets and liabilities from 34% to 21% of $0.5 million of tax expense, which is offset by a reduction in the valuation allowance.
As a result of changes made by the Tax Act, starting with executive compensation paid in 2018, Section 162(m) of the Internal Revenue Code will limit the Company from deducting compensation, including performance-based compensation, in excess of $1.0 million paid to certain executives. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. The Company reviewed the binding contract requirement on the various compensation plans and determined that there was no impact of the law change to its deferred tax asset for stock compensation.
With regards to the one-time transition tax, the Company did not record any tax liability as the accumulated earnings and profits of foreign subsidiaries were in a deficit position. The Company reviewed the new international tax provisions included in the Tax Act and determined that no adjustments were necessary under ASC Topic 740, Income Taxes.
Income (loss) before income taxes attributable to domestic and international operations, consists of the following (in thousands):

	Year Ended December 31,
	2016	2017	2018
Domestic	$(122,810)	$(239,301)	$(78,956)
Foreign	(843)	(15,144)	233
Loss before income taxes	$(123,653)	$(254,445)	$(78,723)

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2016	2017	2018
Current tax:
Domestic	$—	$—	$—
Foreign	—	110	99
Deferred tax:
Domestic	—	—	—
Foreign	—	(1,073)	—
Total income tax benefit (expense)	$—	$(963)	$99

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

Spark Therapeutics, Inc.
Notes to consolidated financial statements

	Year Ended December 31,
	2016	2017	2018
Federal income tax benefit at statutory rate	34.0%	34.0%	21.0%
State and local tax, net of federal benefit	10.4	10.3	7.5
Permanent differences	3.1	(0.3)	3.6
Tax credits	9.1	9.2	17.7
Tax Cuts and Jobs Act impact	—	(17.6)	(0.6)
Foreign rate differential	(0.1)	(1.3)	—
Change in valuation allowance	(56.5)	(33.9)	(42.9)
Change in tax reserve	—	—	(5.5)
Other	—	—	(0.9)
Effective income tax rate	—%	0.4%	(0.1)%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes and for net operating loss and tax credit carryforwards. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2017	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$114,152	$127,012
Tax credit carryforwards	51,586	60,174
Stock-based compensation	14,644	20,475
Deferred rent	4,697	1,149
Deferred revenue	956	—
Accruals and other	8,998	17,151
Fixed assets	—	1,875
Total deferred tax assets	195,033	227,836
Less valuation allowance	(193,796)	(227,836)
Net deferred tax assets	$1,237	$—

Fixed assets	(1,237)	—
Total deferred tax liabilities	$(1,237)	$—

Net deferred tax asset	$—	$—

As of December 31, 2018, the Company had U.S. federal net operating loss carryforwards of $318.3 million, which may be available to offset future income tax liabilities and will expire beginning in 2034. In addition, the Company had federal net operating loss carryforwards of $58.3 million that arose after the 2017 tax year, which are available to reduce future federal taxable income, if any, over an indefinite period. The utilization of those net operating loss carryforwards is limited to 80% of taxable income in any given year. As of December 31, 2018, the Company also had U.S. state net operating loss carryforwards of $376.4 million, which may be available to offset future income tax liabilities and will expire beginning in 2034, and foreign net operating losses of $8.6 million which can be carried forward indefinitely.
The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2017 and 2018 because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company experienced a net change in valuation allowance of $86.2 million and $34.0 million in the years ended December 31, 2017 and 2018, respectively.
As of December 31, 2018, the Company had federal research and development and orphan drug tax credit carryforwards of $7.5 million and $52.7 million, respectively, available to reduce future tax liabilities, which expire beginning in 2034.
Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest

Spark Therapeutics, Inc.
Notes to consolidated financial statements

of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable.  The Company’s tax years are still open under status from 2014 to present.  All open years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods.
The Company recognizes in its consolidated financial statements the impact of a tax position, if it is more likely than not that such a position will be sustained on audit, based solely on the technical merits of the position. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

December 31, 2018
Gross unrecognized tax benefits at January 1	$—
Increases related to prior year tax positions	3,858
Increases related to current year tax positions	483
Gross unrecognized tax benefits at December 31	$4,341

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss).

Spark Therapeutics, Inc.
Notes to consolidated financial statements

(18) Selected quarterly financial data (unaudited)
The following table contains quarterly financial information for 2017 and 2018 (in thousands). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$1,274	$1,483	$1,900	$7,409
Research and development	32,348	32,989	39,342	30,481
Acquired in-process research and development	387	3,070	1,750	3,397
Impairment of acquired in-process research and development	—	15,696	—	—
Selling, general and administrative	21,414	26,729	26,640	36,341
Total operating expenses	54,149	78,484	67,732	70,219
Loss from operations	(52,875)	(77,001)	(65,832)	(62,810)
Net loss	$(52,289)	$(74,360)	$(65,012)	$(61,821)
Basic and diluted net loss per common share	$(1.70)	$(2.40)	$(1.90)	$(1.68)

	2018
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$15,676	$25,185	$10,707	$13,157
Cost of goods sold	990	4,511	318	2,096
Research and development	30,109	25,524	32,829	36,792
Acquired in-process research and development	—	—	—	300
Selling, general and administrative	33,489	29,749	29,305	32,352
Total operating expenses	64,588	59,784	62,452	71,540
Loss from operations	(48,912)	(34,599)	(51,745)	(58,383)
Net (loss) income	$(46,373)	$80,165	$(47,357)	$(65,257)
Basic net (loss) income per common share	$(1.25)	$2.15	$(1.26)	$(1.73)
Diluted net (loss) income per common share	$(1.25)	$2.07	$(1.26)	$(1.73)

.

(19) Subsequent events

On February 22, 2019, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Roche Holdings, Inc., a Delaware corporation (Roche) and 022019 Merger Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Roche (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will commence a cash tender offer (Tender Offer) to acquire all of the issued and outstanding shares of common stock of the Company at a price per share equal to $114.50, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. Following the completion of the Tender Offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Roche (Merger). The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the Merger. In the Merger, each outstanding share of the Company’s common stock (other than shares of common stock held by the Company as treasury stock, or owned

Spark Therapeutics, Inc.
Notes to consolidated financial statements

by Roche or Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $114.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law. The transaction is expected to close in the second quarter of 2019.

The consummation of the Tender Offer and the Merger will be conditioned on (1) at least a majority of the shares of the Company's outstanding common stock having been validly tendered into and not withdrawn from the Tender Offer, (2) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the accuracy of certain representations and warranties that the Company made and compliance by the Company with certain covenants contained in the Merger Agreement, subject to qualifications, (4) there not having been a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company since the date of the Merger Agreement, and (5) other customary conditions. The Tender Offer and the Merger are not subject to a financing contingency.

The Merger Agreement may be terminated by the Company under certain circumstances, including in connection with an Acquisition Proposal (as defined in the Merger Agreement) that the Company’s Board of Directors determines constitutes a Superior Proposal (as defined in the Merger Agreement). Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay to Roche a termination fee of $144.0 million. The Company expects expenses will be incurred in connection with the closing of the transaction with Roche.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2019
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

Signature	Title	Date

/s/ Jeffrey D. Marrazzo	Director and Chief Executive Officer	February 28, 2019
Jeffrey D. Marrazzo	(Principal Executive Officer)

/s/ Stephen W. Webster	Chief Financial Officer	February 28, 2019
Stephen W. Webster	(Principal Financial and Accounting Officer)

/s/ Katherine A. High, M.D.	Director	February 28, 2019
Katherine A. High, M.D.

/s/ Steven M. Altschuler, M.D.	Director	February 28, 2019
Steven M. Altschuler, M.D.

/s/ Lars Ekman, M.D., Ph.D.	Director	February 28, 2019
Lars Ekman, M.D., Ph.D.

/s/ Anand Mehra, M.D.	Director	February 28, 2019
Anand Mehra, M.D.

/s/ Vincent Milano	Director	February 28, 2019
Vincent Milano

/s/ Robert Perez	Director	February 28, 2019
Robert Perez

/s/ Elliott Sigal, M.D., Ph.D.	Director	February 28, 2019
Elliott Sigal, M.D., Ph.D.

/s/ Lota Zoth, CPA	Director	February 28, 2019
Lota Zoth, CPA