Form 10-Q
period 2019-03-31
Spark Therapeutics, Inc.
filed 2019-05-10
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ONCE	Nasdaq Global Select Market

As of May 2, 2019 there were 38,413,263 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

•	the impact of the pending transaction with Roche on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments and future opportunities;

•	the outcome of any legal proceedings that may be instituted against us and others relating to the merger agreement with Roche;

•	our expectations regarding our commercial launch of LUXTURNA® (voretigene neparvovec-rzyl) and our plans to develop and commercialize our other product candidates;

•	our estimates regarding the potential market opportunity for LUXTURNA and our product candidates;

•	our ability to maintain our current, and enter into additional, agreements involving outcomes-based rebates and innovative contracting models with payers for LUXTURNA or any future products;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets (unaudited)
(in thousands, except share and per share data)

	December 31, 2018	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$95,247	$76,317
Marketable securities	358,359	342,467
Trade and other receivables	47,385	20,468
Inventory	25,637	30,093
Prepaid expenses and other current assets	40,512	44,098
Total current assets	567,140	513,443
Restricted cash	53,000	53,000
Marketable securities	94,678	90,168
Property and equipment, net	95,998	62,711
Right of use asset	—	30,981
Goodwill	1,198	1,174
Other assets	2,338	4,031
Total assets	$814,352	$755,508
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,492	$15,128
Accrued expenses	34,790	34,853
Current portion of long-term debt	4,822	6,325
Current portion of deferred rent	1,365	—
Current portion of deferred revenue	—	22,120
Current portion of lease liability	—	6,009
Current other liabilities	1,885	2,002
Total current liabilities	62,354	86,437
Long-term debt	46,090	44,507
Long-term deferred rent	10,885	—
Long-term deferred revenue	160,000	132,719
Long-term lease liability	—	36,957
Other liabilities	38,510	3,860
Total liabilities	317,839	304,480
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 37,764,213 shares issued and 37,686,301 shares outstanding as of December 31, 2018; 38,737,869 shares issued and 38,340,196 shares outstanding as of March 31, 2019	38	39
Additional paid-in capital	1,091,873	1,133,250
Accumulated other comprehensive loss	(1,050)	(524)
Treasury stock, at cost, 77,912 shares as of December 31, 2018 and 397,673 shares as of March 31, 2019	(4,661)	(37,385)
Accumulated deficit	(589,687)	(644,352)
Total stockholders’ equity	496,513	451,028
Total liabilities and stockholders’ equity	$814,352	$755,508
See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)
(unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2018	2019
Revenues:
Product sales, net	$2,419	$9,782
Contract revenue	13,257	10,989
Total revenues	15,676	20,771
Operating expenses:
Cost of product sales	121	745
Cost of contract revenue	869	2,750
Research and development	30,109	35,831
Selling, general and administrative	33,489	38,291
Total operating expenses	64,588	77,617
Loss from operations	(48,912)	(56,846)
Unrealized gain (loss) on equity investments	364	(211)
Interest income, net	2,185	2,702
Loss before income taxes	(46,363)	(54,355)
Income tax expense	(10)	(3)
Net loss	$(46,373)	$(54,358)
Basic and diluted net loss per common share	$(1.25)	$(1.43)
Weighted average basic and diluted common shares outstanding	37,046,235	37,906,944

Net loss	$(46,373)	$(54,358)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(164)	854
Unrealized loss on interest rate swap	—	(373)
Foreign exchange translation adjustment	21	45
Total comprehensive loss	$(46,516)	$(53,832)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the three months ended March 31, 2019
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, December 31, 2018	37,764,213	$38	$1,091,873	$(1,050)	77,912	$(4,661)	$(589,687)	$496,513
Adjustment related to removal of built-to-suit asset and liability balances	—	—	—	—	—	—	(307)	(307)
Issuance of restricted stock	172,461	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	58,425	(3,107)	—	(3,107)
Purchase of common stock under ESPP	15,829	—	563	—	—	—	—	563
Exercise of stock options	785,366	1	29,016	—	261,336	(29,617)	—	(600)
Unrealized gain on investments	—	—	—	854	—	—	—	854
Unrealized loss on interest rate swap	—	—	—	(373)	—	—	—	(373)
Unrealized gain on foreign currency translation	—	—	—	45	—	—	—	45
Stock-based compensation expense	—	—	11,798	—	—	—	—	11,798
Net loss	—	—	—	—	—	—	(54,358)	(54,358)
Balance, March 31, 2019	38,737,869	$39	$1,133,250	$(524)	397,673	$(37,385)	$(644,352)	$451,028

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the three months ended March 31, 2018
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, December 31, 2017	37,131,626	$37	$1,026,590	$(5,914)	20,222	$(1,226)	$(505,863)	$513,624
Reclassification of unrealized loss on equity investment to accumulated deficit	—	—	—	5,002	—	—	(5,002)	—
Issuance of restricted stock	90,668	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	32,918	(1,756)	—	(1,756)
Purchase of common stock under ESPP	13,463	—	762	—	—	—	—	762
Exercise of stock options	40,034	—	1,332	—	—	—	—	1,332
Unrealized loss on investments	—	—	—	(164)	—	—	—	(164)
Unrealized gain on foreign currency translation	—	—	—	21	—	—	—	21
Stock-based compensation expense	—	—	12,223	—	—	—	—	12,223
Net loss	—	—	—	—	—	—	(46,373)	(46,373)
Balance, March 31, 2018	37,275,791	$37	$1,040,907	$(1,055)	53,140	$(2,982)	$(557,238)	$479,669

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows (unaudited)
(in thousands)

	Three months ended March 31,
	2018	2019
Cash flows from operating activities:
Net loss	$(46,373)	$(54,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash income	(75)	(785)
Depreciation and amortization expense	1,507	2,432
Loss on disposal of property and equipment	59	—
Stock-based compensation expense	12,223	11,798
Unrealized (gain) loss on equity investments	(364)	211
Non-cash interest (income) expense	(597)	95
Changes in operating assets and liabilities:
Inventory	(5,560)	(4,457)
Prepaid expenses and other assets	(1,527)	(5,334)
Trade and other receivables	(13,282)	26,925
Accounts payable and accrued expenses	(8,382)	(3,841)
Deferred revenue	115,743	(5,161)
Other liabilities	(371)	376
Net cash provided by (used in) operating activities	53,001	(32,099)
Cash flows from investing activities:
Payment for license agreement	(2,000)	—
Purchases of marketable securities	(110,882)	(75,343)
Proceeds from maturities of marketable securities	94,673	96,016
Purchases of property and equipment	(4,141)	(4,288)
Net cash (used in) provided by investing activities	(22,350)	16,385
Cash flows from financing activities:
Proceeds from exercise of options	1,332	11,607
Purchase of treasury stock	(1,756)	(15,314)
Proceeds from issuance of common stock under ESPP	762	563
Payments on long-term debt	(77)	(80)
Net cash provided by (used in) financing activities	261	(3,224)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	27	8
Net increase (decrease) in cash and cash equivalents and restricted cash	30,939	(18,930)
Cash and cash equivalents and restricted cash, beginning of period	96,748	148,247
Cash and cash equivalents and restricted cash, end of period	$127,687	$129,317

Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$1,280	$9,069
One Drexel Plaza lease cost included in other liabilities	$363	$—

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

On February 22, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Roche Holdings, Inc. (Roche) and 022019 Merger Subsidiary, Inc. (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has commenced a cash tender offer (the Tender Offer) to acquire all of the issued and outstanding shares of the Company's common stock at a price per share of $114.50, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. The completion of the Tender Offer is conditioned on at least a majority of the shares of the Company's outstanding common stock having been validly tendered into and not withdrawn from the offer, receipt of certain regulatory approvals, and other customary conditions. Following the completion of the Tender Offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Roche. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. In the merger, each outstanding share of the Company's common stock (other than shares of common stock held by the Company as treasury stock, or owned by Roche or Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $114.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law. The transaction is expected to close in the second quarter of 2019.

(2) Development-stage risks
The Company has incurred net losses since inception and expects to incur net losses for the foreseeable future. The Company had an accumulated deficit of $644.4 million as of March 31, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of LUXTURNA and its other product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its other product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2019, its results of operations for the three months ended March 31, 2018 and 2019, its stockholders' equity for the three months ended March 31, 2018 and 2019, and cash flows for the three months ended March 31, 2018 and 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(b) Use of estimates
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

(d ) Inventory
Inventory is stated at the lower of cost or net realizable value and consists of those costs realized following the U.S. Food and Drug Administration (FDA) approval of LUXTURNA. Cost is determined using the first-expired, first-out (FEFO) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Based on management's assessment, no such inventory reserve is necessary as of December 31, 2018 or March 31, 2019.
Inventory consisted of the following (in thousands):

	December 31, 2018	March 31, 2019
Raw materials	$3,843	$5,583
Work in process	19,843	22,881
Finished goods	1,951	1,629
	$25,637	$30,093

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
The Company’s net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), as it relates to the outcomes-based method and determined that based on historical clinical data, no rebate reserves were required for the three months ended March 31, 2018 and 2019. All sales are recognized when control is transferred, which follows the Company’s verification of a scheduled LUXTURNA treatment.
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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2018 and 2019 as they would be anti-dilutive:

	March 31,
	2018	2019
Unvested restricted common shares	1,108,190	1,276,867
Stock options issued and outstanding	4,057,480	3,487,025

(i) Other comprehensive loss
The Company follows the provisions of ASC 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income (loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) includes gains and losses related to changes in the fair value of available-for-sale securities, changes in fair value of an interest rate swap and foreign currency translation.
The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized (loss) gain on available-for-sale securities	Unrealized loss on interest rate swap	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2018	$(376)	$(641)	$(33)	$(1,050)
Current period other comprehensive income (loss)	854	(373)	45	526
Balance as of March 31, 2019	$478	$(1,014)	$12	$(524)

(j) Recent accounting pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. Lessees are also required to record a right-of-use (ROU) asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company adopted this standard on January 1, 2019, the effective date, using the effective date method using a modified retrospective transition approach and elected to apply the package of practical expediants. The adoption of the standard had a material impact on the consolidated balance sheet, which resulted in the derecognition of the Company’s built to suit asset of $34.8 million and corresponding liability of $34.5 million, and an adjustment to beginning accumulated deficit of $0.3 million in the first quarter of 2019. Upon adoption, the Company also recognized ROU assets and lease liabilities of $31.7 million and $43.9 million, respectively, as of January 1, 2019.

(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2018 and March 31, 2019 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2018
U.S. government agency	$223,553	$54	$(123)	$223,484
Corporate securities	$239,940	$34	$(10,421)	$229,553
March 31, 2019
U.S. government agency	$236,863	$278	$(11)	$237,130
Corporate securities	$205,584	$246	$(10,325)	$195,505
No available-for-sale securities held as of March 31, 2019 had remaining maturities greater than two years.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2018:
Assets:
Money market funds (included in cash and cash equivalents)	$94,216	—	—
Certificates of deposit - restricted cash	$53,000	—	—
Marketable securities - U.S. government agencies	$223,484	—	—
Marketable securities - corporate securities	$229,553	—	—
Liabilities:
Interest rate swap	—	$641	—
At March 31, 2019:
Assets:
Money market funds (included in cash and cash equivalents)	$70,809	—	—
Certificates of deposit - restricted cash	$53,000	—	—
Marketable securities - U.S. government agencies	$237,130	—	—
Marketable securities - corporate securities	$195,505	—	—
Liabilities:
Interest rate swap	—	$1,015	—

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2019 consisted of money market funds.

(b) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the quarter ended March 31, 2019 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 12), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value, and changes in fair value are recognized in the consolidated statements of operations and comprehensive income (loss).

(6) Accrued expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2018	March 31, 2019
Compensation and benefits	$15,575	$12,257
Consulting and professional fees	11,499	11,271
Commercial costs	2,405	3,336
Research and development	2,706	2,353
Other	2,605	5,636
	$34,790	$34,853

(7) Debt
The Company's debt consists of the following (in thousands):

	December 31, 2018	March 31, 2019
Term loan outstanding	$50,000	$50,000
MELF loan outstanding	912	832
Less: current portion of long-term debt	(4,822)	(6,325)
Total long-term debt due after one year	$46,090	$44,507

In July 2018, the Company entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) as lender (the Credit Agreement), pursuant to which Wells Fargo extended a $50.0 million term loan to the Company, which bears interest at one-month LIBOR plus 0.65%, which rate is converted to a fixed rate per annum of 3.463% under the swap agreement discussed below. The term loan was fully drawn on the date of the Credit Agreement and matures on July 3, 2023 (Maturity Date). Through June 2019, the Company will only be obligated to make monthly interest payments with respect to the term loan. Thereafter, the term loan will amortize in equal monthly installments through the maturity date. For the three months ended March 31, 2019, the Company recorded interest expense of $0.4 million related to the Credit Agreement.

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

At March 31, 2019, the fair value of the derivative liability was $1.0 million, of which $0.2 million was recognized within other current liabilities and $0.8 million was recognized within other long-term liabilities. The effective portion of the swap is reported as a component of accumulated other comprehensive loss. There was no hedge ineffectiveness as of March 31, 2019. Changes in the fair value are reclassified from accumulated other comprehensive loss into operations in the same period that the hedged item affects earnings. During the three months ended March 31, 2019, the Company reclassified $38 thousand from accumulated other comprehensive loss into interest expense related to the effective portion of the swap. Over the next 12 months, $0.4 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive loss into interest expense. If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of operations and comprehensive income (loss) for the applicable period.

In August 2016, the Company executed an agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other assets purchased (MELF loan) in the amount of $1.6 million. Borrowings under the MELF loan are secured by equipment, as defined in the loan agreement. Under the terms of the MELF loan, the Company has a five-year period of monthly payments of $29 thousand of principal and interest at an annual interest rate of 3.25%. For the three months ended March 31, 2018 and 2019, the Company recorded interest expense of $9 thousand and $7 thousand, respectively, related to the MELF loan.

(8) Stock incentive plans
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2019, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,510,533 shares. As of March 31, 2019, 1,959,667 shares were available for future grants under the 2015 Plan.
In January 2019, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 377,633 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 1,481,992 shares of common stock. For the three months ended March 31, 2019, 15,829 shares were issued under the 2015 ESPP.
Stock-based compensation expense

Stock-based compensation expense by award type was as follows (in thousands):

	Three months ended March 31,
	2018	2019
Stock options	$8,025	$6,459
Restricted stock	4,053	5,032
Employee stock purchase plan	145	307
	$12,223	$11,798
Of the $11.8 million of stock-based compensation expense incurred during the first quarter of 2019, $4.5 million is classified as research and development expense and $7.3 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Of the $12.2 million of stock-based compensation expense incurred during the first quarter of 2018, $5.5 million is classified as research and development expense and $6.7 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
Stock options
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2018	3,487,376	$42.40
Granted	847,500	$43.62
Exercised	(785,366)	$36.95
Forfeited	(62,485)	$50.09
Outstanding at March 31, 2019	3,487,025	$43.79
Vested at March 31, 2019	1,520,104	$38.40
During the three months ended March 31, 2019, the Company withheld 153,605 shares to satisfy the exercise price of options exercised and 107,731 shares to satisfy minimum tax withholding obligations, which have been reflected as the acquisition of treasury shares.
Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2018	942,776	$58.71
Shares granted	539,000	$46.68
Shares vested	(173,711)	$54.29
Shares canceled	(31,198)	$55.86
Nonvested shares at March 31, 2019	1,276,867	$54.30

(9) Related-party transactions
As of December 31, 2018, and March 31, 2019, Children's Hospital of Philadelphia (CHOP) was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For the three months ended March 31, 2018 and 2019, the Company recorded $0.3 million and $0.2 million, respectively, of selling, general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive income (loss).
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical and administrative services to be provided by CHOP to the Company. For the three months ended March 31, 2018 and 2019, the Company recorded $1.7 million and $0.2 million, respectively, as research and development expense.
As of December 31, 2018, $0.7 million and $0.5 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of March 31, 2019, $0.4 million and $1.2 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(10) Leases
The Company has operating leases for its corporate headquarters and research facilities in Philadelphia, Pennsylvania and leases for supplemental office facilities and certain equipment with original lease terms ranging from one to fifteen years, some of which include options to extend. These options to extend were not recognized as part of the Company's measurement of the ROU asset and operating lease liability. As of March 31, 2019, the weighted average remaining lease term of the Company’s operating leases was 11.43 years.
As of March 31, 2019, the Company has ROU assets of $31.0 million and current and noncurrent operating lease liabilities of $6.0 million and $37.0 million, respectively. These lease liabilities are based on the present value of the remaining minimum lease payments related to the Company’s operating leases as of March 31, 2019, discounted using the Company’s estimated incremental borrowing rate commensurate with the corresponding lease terms. As of March 31, 2019, the weighted average discount rate used to present value the Company’s operating lease liabilities was 5.45%.
Rent expense related to the Company’s operating leases was $1.1 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the Company paid cash of $1.5 million related to its operating leases.
Future minimum rental payments under these leases as of March 31, 2019 are as follows (in thousands):

Year ending December 31,
2019	$4,584
2020	5,815
2021	5,167
2022	5,121
2023	5,255
2024 and thereafter	32,437
Total	58,379

Less: imputed interest	(15,413)
Current and long-term operating lease liability	$42,966

The above table excludes $61.0 million of legally binding minimum lease payments for leases executed but not yet commenced as of March 31, 2019.

Future minimum rental payments under our leases prior to adoption of ASC 842, Leases, as of December 31, 2018 were as follows (in thousands):

Year ending December 31,
2019	$8,102
2020	11,044
2021	10,073
2022	10,156
2023	9,228
2024 and thereafter	78,079
Total	126,682

In 2017, the Company exited office space prior to the end of the lease term and recognized a contract termination liability. As of March 31, 2019, $3.0 million is recorded as long-term other liabilities and $1.8 million is recorded as current other liabilities on the accompanying consolidated balance sheet related to the termination expense.
The following table reconciles the termination cost discussed above (in thousands):

	Balance as of December 31, 2018	Recognized during the three months ended March 31, 2019	Balance as of March 31, 2019
Contract termination liability	$5,270	$423	$4,847

(11) Commitments and contingencies
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

(12) Collaboration and license agreements
(a) Novartis

In January 2018, the Company entered into a licensing and commercialization agreement (Novartis License Agreement) with Novartis Pharma AG (Novartis) to develop and commercialize voretigene neparvovec (also known as LUXTURNA) outside the United States. Under the terms of the Novartis License Agreement, the Company has granted Novartis an exclusive right and license, with the right to grant certain sublicenses, under the Company’s intellectual property reasonably necessary or useful for the development or commercialization of LUXTURNA for the treatment, prevention, cure or control of RPE65-mediated inherited retinal disease, or IRD, in humans outside the United States. Under the terms of the Novartis License Agreement, the Company received a non-refundable, one-time payment of $105.0 million in the first quarter of 2018, earned a $25.0 million milestone in the fourth quarter of 2018, and is eligible to receive up to an additional $40.0 million in milestone payments. The Company also is entitled to receive royalty payments at a percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances.
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
During the fourth quarter of 2018, and in conjunction with the European Commission granting marketing authorization for LUXTURNA, the Company earned an additional $25.0 million milestone payment and recorded an additional $30.0 million of variable consideration that was no longer constrained which, along with the $105.0 million upfront payment, is included as deferred revenue on the accompanying consolidated balance sheet as of December 31, 2018. The Company allocated $160.0 million in license fees and milestone payments that were not constrained to the single performance obligation in the combined contracts. The Company will recognize the $160.0 million and variable amounts under the Supply Agreement over time using an outputs method based on vials supplied to Novartis. As of March 31, 2019, the remaining $10.0 million in milestone payments under the Novartis License Agreement remains constrained, due to additional regulatory approvals, and will not begin to be recognized until such amount becomes unconstrained.
As of March 31, 2019, the Company recognized $11.0 million of contract revenue related to the $160.0 million and other variable amounts under the Supply Agreement. As of March 31, 2019, there was $22.1 million of current deferred revenue and $132.7 million of long-term deferred revenue on the consolidated balance sheet related to the Novartis License Agreement.
In determining the transaction price, the Company analyzed the variable consideration and whether or not such variable consideration was constrained. The Company will reassess this variable consideration at each reporting period and adjust the transaction price, if necessary. The total vials that the Company expects to manufacture for Novartis over the life of the Supply Agreement will be a significant judgment that will be relied upon using the point in time method to recognize revenue.

(b) Pfizer
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
In February 2018, the Company entered into a supply agreement with Pfizer for production in 2018 of one batch of drug substance expected to be used for Phase 3 development. The Company received $7.0 million upfront and received $7.0 million upon delivery in July 2018. The $14.0 million of consideration was recognized as contract revenue as the batch of the drug substance was completed.
During the three months ended March 31, 2018, the Company recognized $13.3 million of contract revenue related to the Company's agreements with Pfizer. During the three months ended March 31, 2018, the Company recorded $0.8 million as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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
In connection with the Selecta License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta’s common stock for $5.0 million in December 2016. An additional 324,362 unregistered shares of Selecta's common stock were purchased for $5.0 million in June 2017, and 205,254 unregistered shares of Selecta's common stock were purchased for $5.0 million in October 2017. These shares are classified as available-for-sale securities as of March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018, included in our Annual Report on Form 10-K that was filed with the SEC on February 28, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
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
On February 22, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Roche Holdings, Inc., or Roche and 022019 Merger Subsidiary, Inc., or the Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Merger Sub has commenced a cash tender offer, or the Tender Offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $114.50, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. The completion of the Tender Offer is conditioned on at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the offer, receipt of certain regulatory approvals, and other customary conditions. Following the completion of the Tender Offer, the Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Roche. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. In the merger, each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Roche or the Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $114.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law. The transaction is expected to close in the second quarter of 2019.
In December 2017, the U.S. Food and Drug Administration, or FDA, approved LUXTURNA® (voretigene neparvovec-rzyl) for the treatment of patients with viable retinal cells and confirmed biallelic RPE65 mutation-associated retinal dystrophy, a genetic blinding condition caused by mutations in the RPE65 gene. LUXTURNA is the first FDA-approved gene therapy for a genetic disease, the first and only pharmacological treatment for an inherited retinal disease, or IRD, and the first adeno-associated virus, or AAV, vector gene therapy approved in the United States. LUXTURNA is manufactured at our manufacturing facility located in Philadelphia, which is the first licensed manufacturing facility in the United States for a gene therapy treating an inherited disease. LUXTURNA has received orphan drug status. In January 2018, we entered into a licensing and commercialization agreement with Novartis Pharma AG, or Novartis, for the development and commercialization of voretigene neparvovec outside the United States. In November 2018, we received approval from the European Medicines Agency, or EMA, for the marketing authorization of LUXTURNA in all 28-member states of the European Union, or EU, as well as Iceland, Liechtenstein and Norway.
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
We have three gene therapy product candidates, to which we retain global commercialization rights, in clinical development: (i) SPK-8011, our lead product candidate in the SPK-FVIII program for hemophilia A, (ii) SPK-8016, a product candidate intended ultimately for the hemophilia A inhibitor market, and (iii) SPK-7001, targeting choroideremia, or CHM. A fourth clinical-stage product candidate, SPK-9001, our lead product candidate in the SPK-FIX program for hemophilia B, recently was transitioned to Pfizer Inc., or Pfizer, pursuant to our license agreement. In July 2018, Pfizer announced the initiation of a Phase 3 program for SPK-9001, now referred to as PF-06838435 or fidanacogene elaparvovec.

In our SPK-FVIII program for the treatment of hemophilia A, we initiated a dose-escalating Phase 1/2 clinical trial for our lead product candidate, SPK-8011, in 2017. As of a November 2, 2018, data cutoff date, we had enrolled 12 participants in the trial: two at a dose of 5 x 1011 vector genomes (vg)/kilogram (kg) of body weight, three at a dose of 1 x 1012 vg/kg and seven at a dose of 2 x 1012 vg/kg. Across all 12 participants at the three doses tested, we saw a 94% reduction in bleeding and a 95% reduction in infusions. In the 2 x 1012 vg/kg dose cohort, five of the seven participants had reduced their overall bleeds and infusions by 100% and 99%, respectively (calculated based on data after week four). We also saw evidence of stable, durable factor VIII activity levels in all participants that have been followed for greater than one year. We demonstrated a dose response, with higher doses, on average, leading to higher factor VIII levels. No participant developed factor VIII inhibitors, no thromboembolic events have been reported and transaminase elevations were infrequent and transient. One participant was electively admitted to the hospital to receive intravenous administration of methylprednisolone rather than having the infusions on an outpatient basis. The admission met the criteria for a serious adverse event, or SAE. We plan to incorporate a course of prophlactic steroids going forward in the development program.
We have scaled our mammalian cell-based suspension process to a 400 liter process and have achieved initial yields that are supportive of our future clinical and commercial requirements. Analytical and non-clinical testing demonstrated comparability of material manufactured with this suspension process to material manufactured with our adherent process. We have secured dedicated manufacturing capacity at Brammer Bio MA LLC, or Brammer Bio, in Cambridge, Massachusetts.
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
SPK-7001 is our lead product candidate for the treatment of CHM, an IRD caused by mutations in the REP-1 gene. We have completed enrollment of ten participants in two dose cohorts of our Phase 1/2 trial for SPK-7001 and continue to follow subjects in the trial. In July 2017, we completed enrollment of five additional subjects in the trial who are at an earlier stage of disease. To date, SPK-7001 has been well tolerated and we have not observed any product candidate-related SAEs in this trial. We have observed two SAEs that were deemed to be procedure related. We have received orphan product designation for SPK-7001 for the treatment of CHM in both the United States and the EU.
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
We have incurred net losses since inception. We had an accumulated deficit of $644.4 million as of March 31, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations. For the three months ended March 31, 2018 and 2019, we incurred $30.1 million and $35.8 million of research and development expenses, respectively, and $33.5 million and $38.3 million of selling, general and administrative expenses, respectively.
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

Through March 31, 2019, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $858.2 million.
In July 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as lender, or the Credit Agreement, pursuant to which Wells Fargo extended a $50.0 million term loan to us, which bears interest at one-month LIBOR plus 0.65%, which rate is converted to a fixed rate per annum of 3.463% under a swap agreement. The term loan was fully drawn on the date of the Credit Agreement and matures on July 3, 2023. Through June 2019, we will only be obligated to make monthly interest payments with respect to the term loan. Thereafter, the term loan will amortize in equal monthly installments through maturity. In connection with the Credit Agreement, we entered into a cash collateral and swap agreement with Wells Fargo on July 3, 2018.
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
Our net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. We evaluated the variable consideration under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), as it relates to the outcomes-based method and determined that based on historical clinical data, no additional reserves were required for the three months ended March 31, 2019. All sales are recognized when control is transferred, which follows our verification of a scheduled LUXTURNA treatment.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, we estimate that there is minimal risk of product return, including the risk of product expiration.
During the three months ended March 31, 2019, we recognized $9.8 million in net product sales. Gross sales were $12.3 million, net of $2.5 million of product sales allowances. We expect that net product sales of LUXTURNA will fluctuate quarter over quarter, in particular as we continue to build and promote access. Net product sales for the three months ended March 31, 2019 may not be representative of our sales for any future period.
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
In January 2018, we entered into a licensing and commercialization agreement with Novartis, or the Novartis License Agreement, to develop and commercialize voretigene neparvovec (also known as LUXTURNA) outside the United States. Under the terms of the Novartis License Agreement, we have granted Novartis an exclusive right and license, with the right to grant certain sublicenses, under our intellectual property reasonably necessary or useful for the development or commercialization of LUXTURNA for the treatment, prevention, cure or control of RPE65-mediated IRD in humans outside the United States. Under the terms of the Novartis License Agreement, we received a non-refundable, one-time payment of $105.0 million in the first quarter of 2018, and were eligible to receive up to an additional $65.0 million in milestone payments. We also are entitled to receive royalty payments at a percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances.

In conjunction with the Novartis License Agreement, Novartis and we also entered into a Supply Agreement, under which we have agreed to supply all of the commercial supply of voretigene neparvovec required by Novartis, subject to certain conditions.
During the fourth quarter of 2018, and in conjunction with the European Commission granting marketing authorization for LUXTURNA, we earned an additional $25.0 million milestone payment and recorded an additional $30.0 million of variable consideration that was no longer constrained which, along with the $105.0 million upfront payment, is included as deferred revenue on our consolidated balance sheet as of December 31, 2018. As of March 31, 2019, we recognized $11.0 million of contract revenue related to the $160.0 million and other variable amounts under the Supply Agreement.

During the three months ended March 31, 2018, we recognized $13.3 million of contract revenue related to our Pfizer agreement.

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

Results of operations
Comparison of the three months ended March 31, 2018 and 2019

	Three months ended March 31,
	2018	2019
	(in thousands)
Revenues:
Product sales, net	$2,419	$9,782
Contract revenue	13,257	10,989
Total revenues	15,676	20,771
Operating expenses:
Cost of product sales	121	745
Cost of contract revenue	869	2,750
Research and development	30,109	35,831
Selling, general and administrative	33,489	38,291
Total operating expenses	64,588	77,617
Loss from operations	(48,912)	(56,846)
Unrealized gain (loss) on equity investments	364	(211)
Interest income, net	2,185	2,702
Loss before income taxes	(46,363)	(54,355)
Income tax expense	(10)	(3)
Net loss	$(46,373)	$(54,358)

Revenues
In the three months ended March 31, 2019, we recognized $20.8 million in total revenues, of which $9.8 million was net product sales of LUXTURNA and $11.0 million was contract revenue associated with our agreements with Novartis. In the three months ended March 31, 2018, we recognized $15.7 million in total revenues, of which $2.4 million was net product sales of LUXTURNA and $13.3 million was contract revenue associated with our agreements with Pfizer.

Cost of product sales
Cost of product sales in the three months ended March 31, 2018 and 2019, was $0.1 million and $0.7 million, respectively. Cost of product sales consists of manufacturing, shipping and other costs, as well as royalties. This increase in cost of product sales was due to an increase in the number of vials sold in the first quarter of 2019 as compared to the first quarter of 2018. A substantial portion of our current U.S. inventory sold during the quarter was completed prior to FDA approval and, therefore, was expensed previously as research and development.

Cost of contract revenue
Cost of contract revenue in the three months ended March 31, 2018 and 2019, was $0.9 million and $2.8 million, respectively, and consists of manufacturing and other costs associated with our contract agreements.

Research and development expenses
Our research and development expenses for the three months ended March 31, 2019 were $35.8 million compared to $30.1 million for the three months ended March 31, 2018. The $5.7 million increase was due to increases of $2.6 million in internal research and development expenses and $3.1 million in external research and development expenses. The $2.6 million increase in internal research and development expenses primarily was due to increased headcount and salaries. The increase in external research and development primarily was due to a $3.9 million increase in expenses related to to our hemophilia A program and a $0.6 million increase in programs in preclinical development, offset by a decrease of $1.4 million in LUXTURNA costs and other clinical programs.
The following table summarizes our research and development expenses by product candidate or program for the three months ended March 31, 2018 and 2019:

	Three months ended March 31,
	2018	2019
	(in thousands)
External research and development expenses:
LUXTURNA	$1,513	$416
SPK-CHM	286	211
SPK-FIX	233	12
SPK-FVIII	2,896	6,821
Programs in preclinical development	1,897	2,464
Total external research and development expenses	6,825	9,924
Total internal research and development expenses	23,284	25,907
Total research and development expenses	$30,109	$35,831
We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2019, were $38.3 million compared to $33.5 million for the three months ended March 31, 2018. Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The $4.8 million increase primarily was due to an increase of $1.3 million in salaries and related costs, including stock-based compensation, and a $4.0 million increase in legal and patent expenses, professional fees and other operating costs. These increases were partially offset by a reduction of $0.5 million in launch activities for LUXTURNA.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three months ended March 31,
	2018	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$53,001	$(32,099)
Investing activities	(22,350)	16,385
Financing activities	261	(3,224)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	27	8
Net increase (decrease) in cash and cash equivalents and restricted cash	$30,939	$(18,930)

Net cash (used in) provided by operating activities
The net cash used in operating activities was $32.1 million for the three months ended March 31, 2019, and consisted of a net loss of $54.4 million adjusted for non-cash items, including depreciation expense of $2.4 million, stock-based compensation expense of $11.8 million, non-cash income of $0.8 million, an unrealized loss on equity investments of $0.2 million and non-cash interest expense of $0.1 million. Net cash used in operating activities also included a net decrease in operating assets and liabilities of $8.5 million. The significant items in the change in operating assets include a decrease in other receivables of $26.9 million, primarily due to receipt of a $25.0 million milestone payment associated with our Novartis agreement, an increase of $5.3 million in prepaid expenses and other assets and an increase of $4.5 million of inventory as a result of increased commercialization efforts for LUXTURNA. The significant items in the change in operating liabilities include a decrease in accounts payable and accrued expenses of $3.8 million mainly due to large accruals at year-end related to bonus and other related salary accruals. The change in operating liabilities also includes a decrease of $5.2 million in deferred revenue related to revenue recognized from our Novartis licensing and commercialization agreement and an increase of $0.4 million in other liabilities.
The net cash provided by operating activities was $53.0 million for the three months ended March 31, 2018, and consisted of a net loss of $46.4 million adjusted for non-cash items, including depreciation expense of $1.5 million, stock-based compensation expense of $12.2 million, non-cash rent income of $0.1 million, a loss on disposal of equipment of $0.1 million, an unrealized gain on equity investments of $0.4 million and non-cash interest income of $0.6 million. Net cash used in operating activities also included a net decrease in operating assets and liabilities of $86.6 million. The significant items in the change in operating assets include an increase in other receivables of $13.3 million, primarily due to Pfizer receivables related to our global collaboration and supply agreements, an increase of $1.5 million in prepaid expenses and other assets and an increase of $5.6 million of inventory as a result of the commercialization of LUXTURNA. The significant items in the change in operating liabilities include a decrease in accounts payable and accrued expenses of $8.4 million mainly due to large accruals at year-end related to bonus and other related salary accruals. The change in operating liabilities also includes an increase in deferred revenue and other liabilities of $115.4 million primarily due to the receipt of $105.0 million from entering into a license and commercialization agreement with Novartis in January 2018.

Net cash provided by (used in) investing activities
Net cash provided by investing activities for the three months ended March 31, 2019 was $16.4 million, consisting of costs related to the net proceeds of marketable securities of $20.7 million, offset by the purchase of property and equipment of $4.3 million.
Net cash used in investing activities for the three months ended March 31, 2018 was $22.3 million, consisting of costs related to the net purchases of marketable securities of $16.2 million, the purchase of property and equipment of $4.1 million, and a product milestone payment of $2.0 million associated with the first product sale of LUXTURNA.

Net cash (used in) provided by financing activities
Net cash used in financing activities for the three months ended March 31, 2019 was $3.2 million, which consisted of $15.3 million for our repurchase of common stock for tax withholding obligations on restricted stock vestings and stock option exercises and $0.1 million in payments of long-term debt, offset by $11.6 million in proceeds from the exercise of stock options and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
The expected use of our cash and cash equivalents and marketable securities of $509.0 million as of March 31, 2019 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, commercialization of approved products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents, and marketable securities.
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

Contractual obligations
There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2018.

Critical accounting policies and significant judgments and estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Since the filing of our Annual Report on Form 10-K, which was filed with the SEC on February 28, 2019, we have added or updated the following accounting policies because we determined them to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
Under ASC 606, the performance obligations granted under the Novartis License Agreement and Supply Agreement are combined to constitute a single performance obligation and we account for them as a single contract (see Note 12). We allocated $160.0 million in license fees and milestone payments that were not constrained to the single performance obligation in the combined contracts. We will recognize the $160.0 million and variable amounts under the Supply Agreement over time using an outputs method based on vials supplied to Novartis. We will estimate the expected total vials to be supplied to Novartis over the life of the Supply Agreement. This estimate will be determined through a combination of current purchase projections received from Novartis, as well as future anticipated market demand from Novartis, for the remainder of the Supply Agreement. In the first quarter of 2019, we began to supply vials to Novartis and recorded contract revenue based on the estimated number of vials to be sold during the term of the contract. Each reporting period, we will reevaluate the total projected vials to be supplied to Novartis under the Supply Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2019, we had cash and cash equivalents, restricted cash and marketable securities, including our investment in Selecta, of $562.0 million, primarily invested in U.S. government agency and corporate securities, certificates of deposit and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at March 31, 2019, the net fair market value of our marketable securities would have resulted in a hypothetical decline of approximately $3.0 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
With the adoption of ASU 2016-02, Leases, we have implemented additional internal controls around our leases. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the current quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 7, 2019, a putative securities class action complaint, Wang v. Spark Therapeutics, Inc. et al., No. 1:19-cv-00479, or the Wang Complaint, was filed in the United States District Court for the District of Delaware by purported company stockholder Elaine Wang against our company and our directors in connection with the merger. On March 11, 2019, a putative securities class action complaint, Kent v. Spark Therapeutics, Inc. et al., No. 1:19-cv-00485, or the Kent Complaint, was filed in the United States District Court for the District of Delaware by purported company stockholder Michael Kent against our company, our directors, the Merger Sub, and Roche in connection with the merger. On March 18, 2019, a putative securities class action complaint, Newman v. Spark Therapeutics, Inc. et al., No. 1:19-cv-00528, or the Newman Complaint, was filed in the United States District Court for the District of Delaware by purported company stockholder Arthur Newman against our company and our directors in connection with the merger. On March 20, 2019, a putative securities class action complaint, Gomez v. Spark Therapeutics, Inc. et al., No. 1:19-cv-02487, or the Gomez Complaint, was filed in the United States District Court for the Southern District of New York by purported company stockholder Zarrin Gomez against our company and our directors in connection with the merger.  The Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint allege that the Schedule 14D-9 filed on March 7, 2019 in connection with the merger omitted certain supposedly material information. The Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint assert claims against all the defendants for violation of Section 14(e) of the Exchange Act, and against our directors, and in the case of the Kent Complaint, Roche, and in the case of the Gomez Complaint, our company, for violation of Section 20(a) of the Exchange Act. The Wang Complaint, the Kent Complaint and the Gomez Complaint also assert claims against all defendants for violation of Section 14(d) of the Exchange Act. The Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint seek declaratory and injunctive relief, as well as damages and attorneys’ fees and costs. On April 18, 2019, a complaint, Grant v. Bennett, et al., Case No. 1:19-cv-02615, or the Grant Complaint, was filed in the United States District Court for the Northern District of Illinois against certain trustees at the University of Pennsylvania, our company and Roche, alleging intellectual property infringement and false claims by the trustees and seeks, among other relief, to enjoin the licensing of all adeno-associated virus patents by the University of Pennsylvania to our company and the consummation of the transactions contemplated by the Merger Agreement. We, and our board, believe that the Wang Complaint, the Kent Complaint, the Newman Complaint, the Gomez Complaint and the Grant Complaint are without merit and we, our board, the Merger Sub, and Roche intend to defend vigorously against such claims. Additional similar cases may also be filed in connection with the tender offer or the merger.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the section entitled FORWARD-LOOKING STATEMENTS of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks related to the pending transaction with Roche

We may not complete the pending transaction with Roche within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On February 22, 2019, we entered into the Merger Agreement with Roche and the Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Merger Sub has commenced the Tender Offer to acquire all of the issued and outstanding shares of our common stock at a price per share of $114.50, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law. Following the completion of the Tender Offer, the Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Roche, and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Roche or the Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $114.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law.

The completion of the transaction will be conditioned on (1) at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the tender offer, (2) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the accuracy of certain representations and warranties that we made and compliance by us with certain covenants contained in the Merger Agreement, subject to qualifications, (4) there not having been a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to us since the date of the Merger Agreement and (5) other customary conditions. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Roche will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. We could be required to pay Roche a termination fee of $144.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

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

Under the terms of the Merger Agreement, we may be required to pay Roche a termination fee of $144.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

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
We have incurred net losses since inception. Our net losses were $46.4 million and $54.4 million for the three months ended March 31, 2018 and 2019, respectively. As of March 31, 2019, we had an accumulated deficit of $644.4 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 28, 2015, June 20, 2016 and August 9, 2017. We received net proceeds from the IPO and follow-on offerings of $775.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building our team and engaging in activities to prepare for commercial launch of LUXTURNA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•
continue to grow a marketing and distribution infrastructure to commercialize LUXTURNA in the United States, and any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-7001, SPK-8011 and SPK-8016;

•	conduct IND-enabling studies for our preclinical programs;

•	initiate additional preclinical studies and clinical trials for our product candidates;

•	seek to identify additional product candidates;

•	build out additional laboratory and current good manufacturing practices, or cGMP, manufacturing capacity;

•	further develop our gene therapy platform;

•	further expand our medical affairs activities;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license product candidates and technologies.
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
While we began generating revenue from the sale of LUXTURNA in the first quarter of 2018, we do not expect to achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. Our ability to generate revenues from product sales and achieve profitability depends heavily on our, or our collaborators’, success in:

•	continuing commercialization of LUXTURNA;

•	identifying patients eligible for treatment with LUXTURNA for RPE65-mediated IRD;

•	maintaining regulatory and marketing approval for LUXTURNA in the United States and the EU;

•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	completing research and preclinical and clinical development of our product candidates and identifying new gene therapy product candidates;

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
Our operations have consumed significant amounts of capital since inception. As of March 31, 2019, our cash and cash equivalents and marketable securities were $509.0 million. Our operating expenses were $77.6 million for the three months ended March 31, 2019. We expect to incur significant operating expenses for the foreseeable future. We estimate that our cash and cash equivalents and marketable securities as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or the

European Commission from approving another marketing application for a product that constitutes the same drug treating the same disease or condition for that marketing exclusivity period, except in limited circumstances. If another sponsor receives approval before we do (regardless of our orphan drug designation), we would be precluded from receiving marketing approval for our product if it is the same product approved for the same disease or condition for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EU. The exclusivity period in the United States can be extended by six months if the Biologics License Application, or BLA, sponsor submits pediatric data that fairly respond to a written request from FDA for such data. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, e.g., where a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
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

In addition, product manufacturers and their facilities may be subject to payment of application and program fees and are subject to continual review and periodic inspections by FDA and other regulatory authorities for compliance with current cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including 4D Molecular Therapeutics, Abeona Therapeutics Inc., Actus Therapeutics, Inc., Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Axovant Sciences, Inc., BioMarin Pharmaceutical Inc., GenSight Biologics SA, Homology Medicines, Inc., Horama SAS, Lysogene SAS, MeiraGTx Limited, Nightstar Therapeutics plc., PTC Therapeutics, Inc., REGENXBIO, Inc., Sangamo Therapeutics, Inc., Sarepta Therapeutics, Inc., Solid Biosciences Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against LUXTURNA and any of our product candidates.

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
We expect that coverage and reimbursement of pharmaceutical drugs may be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, increased public scrutiny has been placed on wholesale prices of drugs, and such prices continue to be subject to intense political and public debate in the United States and abroad. Government and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the United States. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At least eight states have passed legislation related to drug price transparency and many others have pending legislation. In addition, there have been proposals to impose federal rebates on Medicare Part D drugs, which would require federally-mandated rebates on either all drugs dispensed to Medicare Part D beneficiaries or on only those drugs dispensed to certain groups of lower income beneficiaries. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payers, which may render our product or any product candidates for which we obtain marketing approval not commercially viable or may adversely affect our anticipated future revenues and gross margins.
In 2018, President Trump released the Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs, or Blueprint. Certain proposals in the Blueprint seek to encourage innovation and expand outcome-based payments in Medicare and Medicaid and may cause significant operational and reimbursement changes for the pharmaceutical industry. We cannot predict whether the Blueprint may affect our ongoing discussions with the Centers for Medicare and Medicaid Services, or, CMS, to align on our proposal for an installment payment option and flexibility to offer greater outcomes-based rebates.
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
The PPACA obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340b program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, has updated the agreement with participating manufacturers accordingly. The PPACA also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation was January 1, 2019. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. We have filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. As of May 2, 2019, we had outstanding options to purchase an aggregate of 3,427,401 shares of our common stock, of which options to purchase 1,525,479 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.
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

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

2.1	Agreement and plan of merger, dated February 22, 2019, among Spark Therapeutics, Inc., Roche Holdings, Inc., and 022019 Merger Subsidiary, Inc.	8-K	001-36819	2/25/2019	2.1

10.1	Consulting Agreement between the Registrant and John P. Furey					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and March 31, 2019, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2019 and (v) Notes to Unaudited Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2019
SPARK THERAPEUTICS, INC.

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Chief Financial Officer
(Principal Financial Officer)