Form 10-Q
period 2019-06-30
Spark Therapeutics, Inc.
filed 2019-08-08
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019 there were 38,486,258 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Spark Therapeutics, Inc.
Consolidated balance sheets (unaudited)
(in thousands, except share and per share data)

	December 31, 2018	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$95,247	$124,109
Marketable securities	358,359	276,730
Trade and other receivables	47,385	59,873
Inventory	25,637	30,930
Prepaid expenses and other current assets	40,512	11,374
Total current assets	567,140	503,016
Restricted cash	53,000	53,000
Marketable securities	94,678	54,830
Property and equipment, net	95,998	66,183
Right of use asset	—	68,197
Goodwill	1,198	1,190
Other assets	2,338	3,836
Total assets	$814,352	$750,252
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,492	$11,518
Accrued expenses	34,790	38,225
Current portion of long-term debt	4,822	7,828
Current portion of deferred rent	1,365	—
Current portion of deferred revenue	—	22,120
Current portion of lease liability	—	8,446
Current other liabilities	1,885	2,264
Total current liabilities	62,354	90,401
Long-term debt	46,090	42,925
Long-term deferred rent	10,885	—
Long-term deferred revenue	160,000	132,719
Long-term lease liability	—	78,810
Other liabilities	38,510	3,793
Total liabilities	317,839	348,648
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 37,764,213 shares issued and 37,686,301 shares outstanding as of December 31, 2018; 38,893,404 shares issued and 38,479,914 shares outstanding as of June 30, 2019	38	39
Additional paid-in capital	1,091,873	1,149,906
Accumulated other comprehensive loss	(1,050)	(691)
Treasury stock, at cost, 77,912 shares as of December 31, 2018 and 413,490 shares as of June 30, 2019	(4,661)	(39,068)
Accumulated deficit	(589,687)	(708,582)
Total stockholders’ equity	496,513	401,604
Total liabilities and stockholders’ equity	$814,352	$750,252
See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)
(unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Revenues:
Product sales, net	$4,314	$11,460	$6,733	$21,242
Contract revenue	20,871	2,043	34,128	13,032
Total revenues	25,185	13,503	40,861	34,274
Operating expenses:
Cost of product sales	269	1,297	390	2,042
Cost of contract revenue	4,242	—	5,111	2,750
Research and development	25,524	42,244	55,633	78,075
Selling, general and administrative	29,749	36,407	63,238	74,698
Total operating expenses	59,784	79,948	124,372	157,565
Loss from operations	(34,599)	(66,445)	(83,511)	(123,291)
Unrealized gain (loss) on equity investments	2,255	(422)	2,619	(633)
Interest income, net	2,521	2,670	4,706	5,372
Other income	110,000	—	110,000	—
Income (loss) before income taxes	80,177	(64,197)	33,814	(118,552)
Income tax expense	(12)	(33)	(22)	(36)
Net income (loss)	$80,165	$(64,230)	$33,792	$(118,588)
Basic net income (loss) per common share	$2.15	$(1.66)	$0.91	$(3.10)
Diluted net income (loss) per common share	$2.07	$(1.66)	$0.88	$(3.10)
Weighted average basic common shares outstanding	37,254,003	38,686,924	37,150,693	38,299,088
Weighted average diluted common shares outstanding	38,702,598	38,686,924	38,385,097	38,299,088

Net income (loss)	$80,165	$(64,230)	$33,792	$(118,588)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	470	528	306	1,382
Unrealized loss on interest rate swap	—	(631)	—	(1,004)
Foreign exchange translation adjustment	(58)	(64)	(37)	(19)
Total comprehensive income (loss)	$80,577	$(64,397)	$34,061	$(118,229)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the three months ended June 30, 2019
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, March 31, 2019	38,737,869	$39	$1,133,250	$(524)	397,673	$(37,385)	$(644,352)	$451,028
Issuance of restricted stock	57,400	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	15,661	(1,666)	—	(1,666)
Exercise of stock options	98,135	—	4,941	—	156	(17)	—	4,924
Unrealized gain on investments	—	—	—	528	—	—	—	528
Unrealized loss on interest rate swap	—	—	—	(631)	—	—	—	(631)
Unrealized loss on foreign currency translation	—	—	—	(64)	—	—	—	(64)
Stock-based compensation expense	—	—	11,715	—	—	—	—	11,715
Net loss	—	—	—	—	—	—	(64,230)	(64,230)
Balance, June 30, 2019	38,893,404	$39	$1,149,906	$(691)	413,490	$(39,068)	$(708,582)	$401,604

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the six months ended June 30, 2019
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, December 31, 2018	37,764,213	$38	$1,091,873	$(1,050)	77,912	$(4,661)	$(589,687)	$496,513
Adjustment related to removal of built-to-suit asset and liability balances	—	—	—	—	—	—	(307)	(307)
Issuance of restricted stock	229,861	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	74,086	(4,773)	—	(4,773)
Purchase of common stock under ESPP	15,829	—	563	—	—	—	—	563
Exercise of stock options	883,501	1	33,957	—	261,492	(29,634)	—	4,324
Unrealized gain on investments	—	—	—	1,382	—	—	—	1,382
Unrealized loss on interest rate swap	—	—	—	(1,004)	—	—	—	(1,004)
Unrealized loss on foreign currency translation	—	—	—	(19)	—	—	—	(19)
Stock-based compensation expense	—	—	23,513	—	—	—	—	23,513
Net loss	—	—	—	—	—	—	(118,588)	(118,588)
Balance, June 30, 2019	38,893,404	$39	$1,149,906	$(691)	413,490	$(39,068)	$(708,582)	$401,604

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the three months ended June 30, 2018
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, March 31, 2018	37,275,791	$37	$1,040,906	$(1,055)	53,140	$(2,982)	$(557,238)	$479,668
Issuance of restricted stock	48,200	—	—	—	—	—	—	—
Restricted stock canceled	(25,000)	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	13,293	(1,038)	—	(1,038)
Purchase of common stock under ESPP	—	—	—	—	—	—	—	—
Exercise of stock options	244,420	1	10,413	—	—	—	—	10,414
Unrealized gain on investments	—	—	—	470	—	—	—	470
Unrealized loss on foreign currency translation	—	—	—	(58)	—	—	—	(58)
Stock-based compensation expense	—	—	14,119	—	—	—	—	14,119
Net income	—	—	—	—	—	—	80,165	80,165
Balance, June 30, 2018	37,543,411	$38	$1,065,438	$(643)	66,433	$(4,020)	$(477,073)	$583,740

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the six months ended June 30, 2018
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, December 31, 2017	37,131,626	$37	$1,026,590	$(5,914)	20,222	$(1,226)	$(505,863)	$513,624
Reclassification of unrealized loss on equity investment to accumulated deficit	—	—	—	5,002	—	—	(5,002)	—
Issuance of restricted stock	138,868	—	—	—	—	—	—	—
Restricted stock canceled	(25,000)	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	46,211	(2,794)	—	(2,794)
Purchase of common stock under ESPP	13,463	—	762	—	—	—	—	762
Exercise of stock options	284,454	1	11,745	—	—	—	—	11,746
Unrealized gain on investments	—	—	—	306	—	—	—	306
Unrealized loss on foreign currency translation	—	—	—	(37)	—	—	—	(37)
Stock-based compensation expense	—	—	26,341	—	—	—	—	26,341
Net income	—	—	—	—	—	—	33,792	33,792
Balance, June 30, 2018	37,543,411	$38	$1,065,438	$(643)	66,433	$(4,020)	$(477,073)	$583,740

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows (unaudited)
(in thousands)

	Six months ended June 30,
	2018	2019
Cash flows from operating activities:
Net income (loss)	$33,792	$(118,588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash income	(1,118)	(793)
Depreciation and amortization expense	3,125	5,019
Loss on disposal of property and equipment	59	—
Stock-based compensation expense	26,341	23,513
Unrealized (gain) loss on equity investments	(2,619)	633
Gain from sale of priority review voucher	(110,000)	—
Non-cash interest (income) expense	(934)	186
Changes in operating assets and liabilities:
Inventory	(12,674)	(5,294)
Prepaid expenses and other assets	(1,259)	27,388
Trade and other receivables	(17,326)	(5,955)
Accounts payable and accrued expenses	(8,023)	(4,027)
Deferred revenue	94,872	(5,161)
Other liabilities	—	1,006
Net cash provided by (used in) operating activities	4,236	(82,073)
Cash flows from investing activities:
Gain from sale of priority review voucher	110,000	—
Payment for license agreement	(2,000)	—
Purchases of marketable securities	(229,426)	(76,152)
Proceeds from maturities of marketable securities	220,112	197,375
Purchases of property and equipment	(8,129)	(10,233)
Net cash provided by investing activities	90,557	110,990
Cash flows from financing activities:
Proceeds from exercise of options	11,746	16,536
Purchase of treasury stock	(2,794)	(16,985)
Proceeds from issuance of common stock under ESPP	762	563
Payments on long-term debt	(155)	(160)
Net cash provided by (used in) financing activities	9,559	(46)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(14)	(9)
Net increase in cash and cash equivalents and restricted cash	104,338	28,862
Cash and cash equivalents and restricted cash, beginning of period	96,748	148,247
Cash and cash equivalents and restricted cash, end of period	$201,086	$177,109

Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$4,566	$9,036
One Drexel Plaza lease cost included in other liabilities	$722	$—

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

On February 22, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Roche Holdings, Inc. (Roche) and 022019 Merger Subsidiary, Inc. (Merger Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has commenced a cash tender offer (the Tender Offer) to acquire all of the issued and outstanding shares of the Company's common stock at a price per share of $114.50, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. The completion of the Tender Offer is conditioned on at least a majority of the shares of the Company's outstanding common stock having been validly tendered into and not withdrawn from the offer, receipt of certain regulatory approvals, and other customary conditions. Following the completion of the Tender Offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Roche. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. In the merger, each outstanding share of the Company's common stock (other than shares of common stock held by the Company as treasury stock, or owned by Roche or Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $114.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law. The transaction is expected to close in 2019.

(2) Development-stage risks
The Company has incurred net losses since inception and expects to incur net losses for the foreseeable future. The Company had an accumulated deficit of $708.6 million as of June 30, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of LUXTURNA and its other product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its other product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2018 and 2019, its stockholders' equity for the three and six months ended June 30, 2018 and 2019, and cash flows for the six months ended June 30, 2018 and 2019. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
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

(d ) Inventory
Inventory is stated at the lower of cost or net realizable value and consists of those costs realized following the U.S. Food and Drug Administration (FDA) approval of LUXTURNA. Cost is determined using the first-expired, first-out (FEFO) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Based on management's assessment, no such inventory reserve is necessary as of December 31, 2018 or June 30, 2019.
Inventory consisted of the following (in thousands):

	December 31, 2018	June 30, 2019
Raw materials	$3,843	$4,590
Work in process	19,843	25,241
Finished goods	1,951	1,099
	$25,637	$30,930

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
The Company’s net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), as it relates to the outcomes-based method and determined that based on historical clinical data, no rebate reserves were required for the six months ended June 30, 2018 and 2019. All sales are recognized when control is transferred, which follows the Company’s verification of a scheduled LUXTURNA treatment.
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

(h) Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2018, diluted net income per share is determined by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of common stock equivalents. For the three and six months ended June 30, 2019, common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per share are the same for the three and six months ended June 30, 2019.
A reconciliation of basic and diluted net income (loss) per common share is as follows (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019

Numerator:
Net income (loss)	$80,165	$(64,230)	$33,792	$(118,588)
Denominator:
Weighted average shares	37,254,003	38,686,924	37,150,693	38,299,088
Effect of dilutive options and restricted stock	1,448,595	—	1,234,404	—
Weighted average dilutive shares	38,702,598	38,686,924	38,385,097	38,299,088

Basic net income (loss) per common share	$2.15	$(1.66)	$0.91	$(3.10)
Diluted net income (loss) per common share	$2.07	$(1.66)	$0.88	$(3.10)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2018 and 2019 as they would be anti-dilutive:

	June 30, 2018	June 30, 2019
Unvested restricted common shares	69,914	1,202,468
Stock options issued and outstanding	395,430	3,281,340

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
The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized (loss) gain on available-for-sale securities	Unrealized loss on interest rate swap	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2018	$(376)	$(641)	$(33)	$(1,050)
Current period other comprehensive income (loss)	1,382	(1,004)	(19)	359
Balance as of June 30, 2019	$1,006	$(1,645)	$(52)	$(691)

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

(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2018 and June 30, 2019 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2018
U.S. government agency	$223,553	$54	$(123)	$223,484
Corporate securities	$239,940	$34	$(10,421)	$229,553
June 30, 2019
U.S. government agency	$189,020	$596	$—	$189,616
Corporate securities	$152,246	$411	$(10,713)	$141,944

No available-for-sale securities held as of June 30, 2019 had remaining maturities greater than two years.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2018:
Assets:
Money market funds (included in cash and cash equivalents)	$94,216	—	—
Certificates of deposit - restricted cash	$53,000	—	—
Marketable securities - U.S. government agencies	$223,484	—	—
Marketable securities - corporate securities	$229,553	—	—
Liabilities:
Interest rate swap	—	$641	—
At June 30, 2019:
Assets:
Money market funds (included in cash and cash equivalents)	$121,570	—	—
Certificates of deposit - restricted cash	$53,000	—	—
Marketable securities - U.S. government agencies	$189,616	—	—
Marketable securities - corporate securities	$141,944	—	—
Liabilities:
Interest rate swap	—	$1,645	—

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2019 consisted of money market funds.

(b) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the six months ended June 30, 2019 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 12), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value, and changes in fair value are recognized in the consolidated statements of operations and comprehensive income (loss).

(6) Accrued expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2018	June 30, 2019
Compensation and benefits	$15,575	$12,125
Consulting and professional fees	11,499	17,825
Commercial costs	2,405	3,337
Research and development	2,706	2,642
Other	2,605	2,296
	$34,790	$38,225

(7) Debt
The Company's debt consists of the following (in thousands):

	December 31, 2018	June 30, 2019
Term loan outstanding	$50,000	$50,000
MELF loan outstanding	912	753
Less: current portion of long-term debt	(4,822)	(7,828)
Total long-term debt due after one year	$46,090	$42,925

In July 2018, the Company entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) as lender (the Credit Agreement), pursuant to which Wells Fargo extended a $50.0 million term loan to the Company, which bears interest at one-month LIBOR plus 0.65%, which rate is converted to a fixed rate per annum of 3.463% under the swap agreement discussed below. The term loan was fully drawn on the date of the Credit Agreement and matures on July 3, 2023 (Maturity Date). Through June 2019, the Company was only obligated to make monthly interest payments with respect to the term loan. Thereafter, the term loan will amortize in equal monthly installments through the maturity date. For the three and six months ended June 30, 2019, the Company recorded interest expense of $0.4 million and $0.8 million, respectively, related to the Credit Agreement.

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

At June 30, 2019, the fair value of the derivative liability was $1.6 million, of which $0.4 million was recognized within other current liabilities and $1.2 million was recognized within other long-term liabilities. The effective portion of the swap is reported as a component of accumulated other comprehensive loss. There was no hedge ineffectiveness as of June 30, 2019. Changes in the fair value are reclassified from accumulated other comprehensive loss into operations in the same period that the hedged item affects earnings. During the six months ended June 30, 2019, the Company reclassified $0.1 million from accumulated other comprehensive loss into interest expense related to the effective portion of the swap. Over the next 12 months, $1.0 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive loss into interest expense. If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of operations and comprehensive income (loss) for the applicable period.

In August 2016, the Company executed an agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other assets purchased (MELF loan) in the amount of $1.6 million. Borrowings under the MELF loan are secured by equipment, as defined in the loan agreement. Under the terms of the MELF loan, the Company has a five-year period of monthly payments of $29 thousand of principal and interest at an annual interest rate of 3.25%. For the three and six months ended June 30, 2019, the Company recorded interest expense of $6 thousand and $13 thousand, respectively, related to the MELF loan. For the three and six months ended June 30, 2018, the Company recorded interest expense of $10 thousand and $18 thousand, respectively, related to the MELF loan.

(8) Stock-based compensation
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2019, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,510,533 shares. As of June 30, 2019, 2,098,783 shares were available for future grants under the 2015 Plan.
In January 2019, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 377,633 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 1,481,992 shares of common stock. For the six months ended June 30, 2019, 15,829 shares were issued under the 2015 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type was as follows (in thousands):

	Six months ended June 30,
	2018	2019
Stock options	$15,558	$12,722
Restricted stock	10,424	10,484
Employee stock purchase plan	359	307
	$26,341	$23,513

Of the $23.5 million of stock-based compensation expense incurred during the six months ended June 30, 2019, $9.1 million is classified as research and development expense and $14.4 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Of the $26.3 million of stock-based compensation expense incurred during the six months ended June 30, 2018, $12.3 million is classified as research and development expense and $14.0 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
Stock options
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2018	3,487,376	$42.40
Granted	847,500	$43.62
Exercised	(883,501)	$38.44
Forfeited	(170,035)	$50.49
Outstanding at June 30, 2019	3,281,340	$43.37
Vested at June 30, 2019	1,556,493	$39.05

During the six months ended June 30, 2019, the Company withheld 153,727 shares to satisfy the exercise price of options exercised and 107,765 shares to satisfy minimum tax withholding obligations, which have been reflected as the acquisition of treasury shares.

Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2018	942,776	$58.71
Shares granted	546,700	$47.57
Shares vested	(232,361)	$58.21
Shares canceled	(54,647)	$53.98
Nonvested shares at June 30, 2019	1,202,468	$53.95

(9) Related-party transactions
As of December 31, 2018, and June 30, 2019, Children's Hospital of Philadelphia (CHOP) was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For each of the six months ended June 30, 2018 and 2019, the Company recorded $0.6 million of selling, general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive income (loss).
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical and administrative services to be provided by CHOP to the Company. For the six months ended June 30, 2018 and 2019, the Company recorded $3.3 million and $0.8 million, respectively, as research and development expense.
As of December 31, 2018, $0.7 million and $0.5 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of June 30, 2019, $0.3 million and $0.9 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(10) Leases
The Company has operating leases for its corporate headquarters and research facilities in Philadelphia, Pennsylvania and leases for supplemental office facilities and certain equipment with original lease terms ranging from one to fifteen years, some of which include options to extend. These options to extend were not recognized as part of the Company's measurement of the ROU asset and operating lease liability. As of June 30, 2019, the weighted average remaining lease term of the Company’s operating leases was 12.64 years.
As of June 30, 2019, the Company has ROU assets of $68.2 million and current and noncurrent operating lease liabilities of $8.4 million and $78.8 million, respectively. These lease liabilities are based on the present value of the remaining minimum lease payments related to the Company’s operating leases as of June 30, 2019, discounted using the Company’s estimated incremental borrowing rate commensurate with the corresponding lease terms. As of June 30, 2019, the weighted average discount rate used to present value the Company’s operating lease liabilities was 5.68%.
Rent expense related to the Company’s operating leases was $3.2 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, the Company paid cash of $3.2 million related to its operating leases.
Future minimum rental payments under these leases as of June 30, 2019 are as follows (in thousands):

Year ending December 31,
2019	$3,389
2020	10,208
2021	9,816
2022	9,994
2023	10,250
2024 and thereafter	80,926
Total	124,583

Less: imputed interest	(37,327)
Current and long-term operating lease liability	$87,256

Future minimum rental payments under our leases prior to adoption of ASU 2016-02, Leases, as of December 31, 2018 were as follows (in thousands):

Year ending December 31,
2019	$8,102
2020	11,044
2021	10,073
2022	10,156
2023	9,228
2024 and thereafter	78,079
Total	$126,682

In 2017, the Company exited office space prior to the end of the lease term and recognized a contract termination liability. As of June 30, 2019, $2.6 million is recorded as long-term other liabilities and $1.8 million is recorded as current other liabilities on the accompanying consolidated balance sheet related to the termination expense.
The following table reconciles the termination cost discussed above (in thousands):

	Balance as of December 31, 2018	Recognized during the six months ended June 30, 2019	Balance as of June 30, 2019
Contract termination liability	$5,270	$858	$4,412

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

In January 2018, the Company entered into a licensing and commercialization agreement (Novartis License Agreement) with Novartis Pharma AG (Novartis) to develop and commercialize voretigene neparvovec (also known as LUXTURNA) outside the United States. Under the terms of the Novartis License Agreement, the Company has granted Novartis an exclusive right and license, with the right to grant certain sublicenses, under the Company’s intellectual property reasonably necessary or useful for the development or commercialization of LUXTURNA for the treatment, prevention, cure or control of RPE65-mediated inherited retinal disease, or IRD, in humans outside the United States. Under the terms of the Novartis License Agreement, the Company received a non-refundable, one-time payment of $105.0 million in the first quarter of 2018, earned a $25.0 million milestone in the fourth quarter of 2018, earned a $30.0 million milestone in the second quarter of 2019, and is eligible to receive up to an additional $10.0 million in milestone payments. The Company also is entitled to receive royalty payments at a percentage of net sales on a royalty-region by royalty-region basis, subject to reduction and extension in certain circumstances.
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
During the fourth quarter of 2018, and in conjunction with the European Commission granting marketing authorization for LUXTURNA, the Company earned an additional $25.0 million milestone payment. In the second quarter of 2019 the Company earned an additional $30.0 million milestone payment, which was determined to not be constrained in the fourth quarter of 2018. The $30.0 million, along with the $130.0 million of other payments, is included as deferred revenue on the accompanying consolidated balance sheet as of December 31, 2018. The Company allocated $160.0 million in license fees and milestone payments that were not constrained to the single performance obligation in the combined contracts. The Company will recognize the $160.0 million and variable amounts under the Supply Agreement over time using an outputs method based on vials supplied to Novartis. As of June 30, 2019, the remaining $10.0 million in milestone payments under the Novartis License Agreement remains constrained, due to additional regulatory approvals, and will not begin to be recognized until such amount becomes unconstrained.
As of June 30, 2019, the Company recognized $13.0 million of contract revenue related to the $160.0 million, and other variable amounts, including royalties, under the Supply Agreement. As of June 30, 2019, there was $22.1 million of current deferred revenue and $132.7 million of long-term deferred revenue on the consolidated balance sheet related to the Novartis License Agreement.
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
During the six months ended June 30, 2018, the Company recognized $34.1 million of contract revenue related to the Company's agreements with Pfizer. During the six months ended June 30, 2018, the Company recorded $2.1 million as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
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
In connection with the Selecta License Agreement, the Company entered into a Stock Purchase Agreement (SPA) with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta’s common stock for $5.0 million in December 2016. An additional 324,362 unregistered shares of Selecta's common stock were purchased for $5.0 million in June

2017, and 205,254 unregistered shares of Selecta's common stock were purchased for $5.0 million in October 2017. These shares are classified as available-for-sale securities as of June 30, 2019.

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
On February 22, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Roche Holdings, Inc., or Roche and 022019 Merger Subsidiary, Inc., or the Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Merger Sub has commenced a cash tender offer, or the Tender Offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $114.50, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. The completion of the Tender Offer is conditioned on at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the offer, receipt of certain regulatory approvals, and other customary conditions. Following the completion of the Tender Offer, the Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Roche. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. In the merger, each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Roche or the Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $114.50 per share in cash, without interest, subject to any withholding of taxes required by applicable law. The transaction is expected to close in 2019.
We have incurred net losses since inception. We had an accumulated deficit of $708.6 million as of June 30, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations. For the six months ended June 30, 2018 and 2019, we incurred $55.6 million and $78.1 million of research and development expenses, respectively, and $63.2 million and $74.7 million of selling, general and administrative expenses, respectively.
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
Through June 30, 2019, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $858.2 million.

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
Our net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. We evaluated the variable consideration under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), as it relates to the outcomes-based method and determined that based on historical clinical data, no additional reserves were required for the six months ended June 30, 2019. All sales are recognized when control is transferred, which follows our verification of a scheduled LUXTURNA treatment.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, we estimate that there is minimal risk of product return, including the risk of product expiration.
During the six months ended June 30, 2019, we recognized $21.2 million in net product sales. Gross sales were $26.3 million, net of $5.1 million of product sales allowances. We expect that net product sales of LUXTURNA will fluctuate quarter over quarter, in particular as we continue to build and promote access. Net product sales for the six months ended June 30, 2019 may not be representative of our sales for any future period.
Contract revenue
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintained responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials, which completion occurred in July 2018. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. In November 2017, we amended our global collaboration agreement with Pfizer. Under the terms of this amendment, we received $15.0 million in payments upfront, and an additional $10.0 million upon completion of certain transition activities. In February 2018, we entered into a supply agreement with Pfizer to begin production in 2018 for one batch of drug substance expected to be used for Phase 3 development. We received $7.0 million upfront and received $7.0 million upon delivery. In July 2018, Pfizer announced the initiation of a Phase 3 program following our transfer of responsibility for the hemophilia B gene therapy program to Pfizer. During the six months ended June 30, 2018, we recognized $34.1 million of contract revenue related to our Pfizer agreement.
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
During the fourth quarter of 2018, and in conjunction with the European Commission granting marketing authorization for LUXTURNA, we earned an additional $25.0 million milestone payment and recorded an additional $30.0 million of variable consideration that was no longer constrained. This $30.0 million of variable consideration was a milestone earned in June 2019, and along with the $105.0 million upfront payment and other milestone payment received, is included as deferred revenue on our consolidated balance sheet as of December 31, 2018. As of June 30, 2019, we recognized $13.0 million of contract revenue related to the $160.0 million, and other variable amounts, including royalties, under the Supply Agreement.

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

Results of operations
Comparison of the three months ended June 30, 2018 and 2019

	Three months ended June 30,
	2018	2019
	(in thousands)
Revenues:
Product sales, net	$4,314	$11,460
Contract revenue	20,871	2,043
Total revenues	25,185	13,503
Operating expenses:
Cost of product sales	269	1,297
Cost of contract revenue	4,242	—
Research and development	25,524	42,244
Selling, general and administrative	29,749	36,407
Total operating expenses	59,784	79,948
Loss from operations	(34,599)	(66,445)
Unrealized gain (loss) on equity investments	2,255	(422)
Interest income, net	2,521	2,670
Other income	110,000	—
Income (loss) before income taxes	80,177	(64,197)
Income tax expense	(12)	(33)
Net income (loss)	$80,165	$(64,230)

Revenues
In the three months ended June 30, 2019, we recognized $13.5 million in total revenues, of which $11.5 million was net product sales of LUXTURNA and $2.0 million was contract revenue associated with our agreements with Novartis. In the three months ended June 30, 2018, we recognized $25.2 million in total revenues, of which $4.3 million was net product sales of LUXTURNA and $20.9 million was contract revenue associated with our agreements with Pfizer.

Cost of product sales
Cost of product sales in the three months ended June 30, 2018 and 2019, was $0.3 million and $1.3 million, respectively. Cost of product sales consists of manufacturing, shipping and other costs, as well as royalties. This increase in cost of product sales was due to an increase in the number of vials sold in the second quarter of 2019 as compared to the second quarter of 2018.

Cost of contract revenue
Cost of contract revenue in the three months ended June 30, 2018 was $4.2 million and consists of manufacturing and other costs associated with our contract agreements.

Research and development expenses
Our research and development expenses for the three months ended June 30, 2019 were $42.2 million compared to $25.5 million for the three months ended June 30, 2018. The $16.7 million increase was due to increases of $12.9 million in internal research and development expenses and $3.8 million in external research and development expenses. The $12.9 million increase in internal research and development expenses primarily was due to increased headcount and related costs. The increase in external research and development primarily was due to a $2.9 million increase in expenses related to to our hemophilia A program and a $1.3 million increase in programs in preclinical development, offset by a decrease of $0.4 million in LUXTURNA costs and other clinical programs.

The following table summarizes our research and development expenses by product candidate or program for the three months ended June 30, 2018 and 2019:

	Three months ended June 30,
	2018	2019
	(in thousands)
External research and development expenses:
LUXTURNA	$637	$396
SPK-CHM	236	145
SPK-FIX	52	33
SPK-FVIII	3,559	6,409
Programs in preclinical development	2,470	3,755
Total external research and development expenses	6,954	10,738
Total internal research and development expenses	18,570	31,506
Total research and development expenses	$25,524	$42,244
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
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2019, were $36.4 million compared to $29.7 million for the three months ended June 30, 2018. Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The $6.7 million increase primarily was due to an increase of $2.5 million in salaries and related costs, including stock-based compensation, and a $4.8 million increase in legal and patent expenses, professional fees and other operating costs. These increases were partially offset by a reduction of $0.6 million in launch activities for LUXTURNA.

Comparison of the six months ended June 30, 2018 and 2019

	Six months ended June 30,
	2018	2019
	(in thousands)
Revenues:
Product sales, net	$6,733	$21,242
Contract revenue	34,128	13,032
Total revenues	40,861	34,274
Operating expenses:
Cost of product sales	390	2,042
Cost of contract revenue	5,111	2,750
Research and development	55,633	78,075
Selling, general and administrative	63,238	74,698
Total operating expenses	124,372	157,565
Loss from operations	(83,511)	(123,291)
Unrealized gain (loss) on equity investments	2,619	(633)
Interest income, net	4,706	5,372
Other income	110,000	—
Income (loss) before income taxes	33,814	(118,552)
Income tax expense	(22)	(36)
Net income (loss)	$33,792	$(118,588)

Revenues
In the six months ended June 30, 2019, we recognized $34.3 million in total revenues, of which $21.2 million was net product sales of LUXTURNA and $13.0 million was contract revenue associated with our agreements with Novartis. In the six months ended June 30, 2018, we recognized $40.8 million in total revenues, of which $6.7 million was net product sales of LUXTURNA and $34.1 million was contract revenue associated with our agreements with Pfizer.

Cost of product sales
Cost of product sales in the six months ended June 30, 2018 and 2019, was $0.4 million and $2.0 million, respectively. Cost of product sales consists of manufacturing, shipping and other costs, as well as royalties. This increase in cost of product sales was due to an increase in the number of vials sold in the first half of 2019 as compared to the first half of 2018 as well as the initiation of selling inventory from a fully commercial manufactured batch completed after FDA approval. In the prior year sales were from U.S. inventory completed prior to FDA approval and, therefore, was expensed previously to research and development.

Cost of contract revenue
Cost of contract revenue in the six months ended June 30, 2018 and 2019, was $5.1 million and $2.8 million, respectively, and consists of manufacturing and other costs associated with our contract agreements.

Research and development expenses
Our research and development expenses for the six months ended June 30, 2019 were $78.1 million compared to $55.6 million for the six months ended June 30, 2018. The $22.4 million increase was due to increases of $15.6 million in internal research and development expenses and $6.9 million in external research and development expenses. The $15.6 million increase in internal research and development expenses primarily was due to increased headcount and salaries as well as rent and other internal expenses. The increase in external research and development primarily was due to a $6.8 million increase in expenses related to to our hemophilia A program and a $1.8 million increase in programs in preclinical development, offset by a decrease of $1.7 million in LUXTURNA costs and other clinical programs.
The following table summarizes our research and development expenses by product candidate or program for the six months ended June 30, 2018 and 2019:

	Six months ended June 30,
	2018	2019
	(in thousands)
External research and development expenses:
LUXTURNA	$2,150	$812
SPK-CHM	522	356
SPK-FIX	285	45
SPK-FVIII	6,455	13,230
Programs in preclinical development	4,367	6,219
Total external research and development expenses	13,779	20,662
Total internal research and development expenses	41,854	57,413
Total research and development expenses	$55,633	$78,075
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

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2019, were $74.7 million compared to $63.2 million for the six months ended June 30, 2018. Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The $11.5 million increase primarily was due to an increase of $3.8 million in salaries and related costs, including stock-based compensation, and a $8.9 million increase in legal and patent expenses, professional fees and other operating costs. These increases were partially offset by a reduction of $1.1 million in launch activities for LUXTURNA and a $0.1 million reduction in facility related costs.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six months ended June 30,
	2018	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,236	$(82,073)
Investing activities	90,557	110,990
Financing activities	9,559	(46)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(14)	(9)
Net increase in cash and cash equivalents and restricted cash	$104,338	$28,862

Net cash (used in) provided by operating activities
The net cash used in operating activities was $82.1 million for the six months ended June 30, 2019, and consisted of a net loss of $118.6 million adjusted for non-cash items, including depreciation expense of $5.0 million, stock-based compensation expense of $23.5 million, non-cash income of $0.8 million, an unrealized loss on equity investments of $0.6 million and non-cash interest expense of $0.2 million. Net cash used in operating activities also included a net decrease in operating assets and liabilities of $8.0 million. The significant items in the change in operating assets include an increase in trade and other receivables of $6.0 million, primarily due an increase in trade receivables associated with LUXTURNA sales, a decrease of $27.4 million in prepaid expenses and other assets as a result of a $30.0 million milestone payment achieved associated with our Novartis agreement, and an increase of $5.3 million of inventory as a result of increased commercialization efforts for LUXTURNA. The significant items in the change in operating liabilities include a decrease in accounts payable and accrued expenses of $4.0 million mainly due to large accruals at year-end related to bonus and other related salary accruals. The change in operating liabilities also includes a decrease of $5.2 million in deferred revenue related to revenue recognized from our Novartis licensing and commercialization agreement and an increase of $1.0 million in other liabilities.
The net cash provided by operating activities was $4.2 million for the six months ended June 30, 2018, and consisted of net income of $33.8 million adjusted for non-cash items, including depreciation and amortization expense of $3.1 million, stock-based compensation expense of $26.3 million, non-cash rent income of $1.1 million, an unrealized gain on equity investments of $2.6 million, a loss on disposal of equipment of $0.1 million and non-cash interest income of $0.9 million. Net cash provided by operating activities also included a net decrease in operating assets and liabilities of $55.6 million. The significant items in the change in operating assets include an increase in trade and other receivables of $17.3 million, primarily due to Pfizer receivables related to our global collaboration and supply agreements and trade receivables related to LUXTURNA sales, an increase of $1.3 million in prepaid expenses and other assets, and an increase of $12.7 million of inventory as a result of the commercialization of LUXTURNA. The significant items in the change in operating liabilities include a decrease in accounts payable and accrued expenses of $8.0 million mainly due to large accruals at year-end related to bonus and other related salary accruals. The change in operating liabilities also includes an increase in deferred revenue of $94.9 million primarily due to the receipt of $105.0 million from entering into a license and commercialization agreement with Novartis in January 2018.

Net cash provided by investing activities
Net cash provided by investing activities for the six months ended June 30, 2019 was $111.0 million, consisting of net proceeds of marketable securities of $121.2 million, offset by the purchase of property and equipment of $10.2 million.
Net cash provided by investing activities for the six months ended June 30, 2018, was $90.6 million which included $110.0 million in proceeds from the sale of our priority review voucher, offset by net purchases of marketable securities of $9.3 million, the purchase of property and equipment of $8.1 million and a product milestone payment of $2.0 million associated with the first product sale of LUXTURNA.

Net cash (used in) provided by financing activities
Net cash used in financing activities for the six months ended June 30, 2019 was $46 thousand, which consisted of $17.0 million for our repurchase of common stock for tax withholding obligations on restricted stock vestings and stock option exercises and $0.2 million in payments of long-term debt, offset by $16.5 million in proceeds from the exercise of stock options and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
The expected use of our cash and cash equivalents and marketable securities of $455.7 million as of June 30, 2019 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, commercialization of approved products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents, and marketable securities.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash and cash equivalents, restricted cash and marketable securities, including our investment in Selecta, of $508.7 million, primarily invested in U.S. government agency and corporate securities, certificates of deposit and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at June 30, 2019, the net fair market value of our marketable securities would have resulted in a hypothetical decline of approximately $1.1 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the current quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 7, 2019, a putative securities class action complaint, Wang v. Spark Therapeutics, Inc. et al., No. 1:19-cv-00479, or the Wang Complaint, was filed in the United States District Court for the District of Delaware by purported company stockholder Elaine Wang against our company and our directors in connection with the merger. On March 11, 2019, a putative securities class action complaint, Kent v. Spark Therapeutics, Inc. et al., No. 1:19-cv-00485, or the Kent Complaint, was filed in the United States District Court for the District of Delaware by purported company stockholder Michael Kent against our company, our directors, the Merger Sub, and Roche in connection with the merger. On March 18, 2019, a putative securities class action complaint, Newman v. Spark Therapeutics, Inc. et al., No. 1:19-cv-00528, or the Newman Complaint, was filed in the United States District Court for the District of Delaware by purported company stockholder Arthur Newman against our company and our directors in connection with the merger. On March 20, 2019, a putative securities class action complaint, Gomez v. Spark Therapeutics, Inc. et al., No. 1:19-cv-02487, or the Gomez Complaint, was filed in the United States District Court for the Southern District of New York by purported company stockholder Zarrin Gomez against our company and our directors in connection with the merger.  The Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint allege that the Schedule 14D-9 filed on March 7, 2019 in connection with the merger omitted certain supposedly material information. The Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint assert claims against all the defendants for violation of Section 14(e) of the Exchange Act, and against our directors, and in the case of the Kent Complaint, Roche, and in the case of the Gomez Complaint, our company, for violation of Section 20(a) of the Exchange Act. The Wang Complaint, the Kent Complaint and the Gomez Complaint also assert claims against all defendants for violation of Section 14(d) of the Exchange Act. The Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint seek declaratory and injunctive relief, as well as damages and attorneys’ fees and costs. On April 18, 2019, a complaint, Grant v. Bennett, et al., Case No. 1:19-cv-02615, or the Grant Complaint, was filed in the United States District Court for the Northern District of Illinois against certain trustees at the University of Pennsylvania, our company and Roche, alleging intellectual property infringement and false claims by the trustees and seeks, among other relief, to enjoin the licensing of all adeno-associated virus patents by the University of Pennsylvania to our company and the consummation of the transactions contemplated by the Merger Agreement. On June 25, 2019, the court dismissed the Grant Complaint with prejudice for lack of prosecution of the case due to plaintiff's failure to respond. We, and our board, believe that the Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint are without merit and we, our board, the Merger Sub, and Roche intend to defend vigorously against such claims. Additional similar cases may also be filed in connection with the tender offer or the merger.

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
We have incurred net losses since inception. Our net losses were $118.6 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $708.6 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 28, 2015, June 20, 2016 and August 9, 2017. We received net proceeds from the IPO and follow-on offerings of $775.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building our team and engaging in activities to prepare for commercial launch of LUXTURNA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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
Our operations have consumed significant amounts of capital since inception. As of June 30, 2019, our cash and cash equivalents and marketable securities were $455.7 million. Our operating expenses were $157.6 million for the six months ended June 30, 2019. We expect to incur significant operating expenses for the foreseeable future. We estimate that our cash and cash equivalents and marketable securities as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.
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
We have concentrated our research and development efforts on our gene therapy platform, and our future success depends on our successful development of viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Currently, LUXTURNA is the only gene therapy product that has been approved for a genetic disease in the United States and only three such products have been approved in the EU. Although we intend to leverage our experience with LUXTURNA in our preclinical and clinical development of product candidates, we may be unable to reduce development timelines and costs for our other gene therapy development programs. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent us from completing our clinical trials, meeting the obligations of our collaborations or successfully commercializing LUXTURNA and any other products for which we obtain marketing approval on a timely or profitable basis, if at all. We, a collaborator or another group may uncover a previously unknown risk associated with AAV, and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.
In addition, the clinical trial requirements of FDA, the European Commission, EMA, the competent authorities of the EU Member States and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only three gene therapy products for genetic diseases have received marketing authorization from the European Commission. The marketing authorization for Glybera subsequently expired following the decision of the marketing authorization holder not to apply for a related renewal. LUXTURNA is the only gene therapy product for a genetic disease to have received marketing approval from FDA. We do not yet know if or when it may be authorized by the European Commission. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates in either the United States or the EU, or how long it will take to commercialize any other products for which we receive marketing approval. In addition, the marketing authorization granted by the European Commission may not be indicative of what FDA may require for approval and vice versa.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including 4D Molecular Therapeutics, Abeona Therapeutics Inc., Actus Therapeutics, Inc., Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Axovant Sciences, Inc., BioMarin Pharmaceutical Inc., Freeline Therapeutics, GenSight Biologics SA, Homology Medicines, Inc., Horama SAS, Lysogene SAS, MeiraGTx Limited, Prevail Therapeutics, Inc., PTC Therapeutics, Inc., REGENXBIO, Inc., Sangamo Therapeutics, Inc., Sarepta Therapeutics, Inc., Solid Biosciences Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against LUXTURNA and any of our product candidates.

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

•
SPK-CHM. We are aware that Biogen Inc., or Biogen, is developing an AAV-based gene therapy for the treatment of choroideremia. Biogen has obtained orphan product designation in the United States and the European Union for this product candidate for the treatment of choroideremia and has announced that it has initiated a Phase 3 trial for choroideremia. We are also aware that 4D Molecular Therapeutics and F. Hoffmann-La Roche AG have pre-clinical programs in process.

•
SPK-FVIII. The standard of care for moderate to severe hemophilia A patients is intravenously administered factor VIII protein or its derivatives that are produced by several companies. There are other companies developing gene therapies to treat hemophilia A, including, among others, BioMarin Pharmaceutical Inc., Freeline Therapeutics, Ultragenyx Pharmaceuticals, Inc., in collaboration with Bayer HealthCare, Takeda, uniQure N.V., Sangamo Therapeutics, Inc. in collaboration with Pfizer and Telethon Institute for Gene Therapy in collaboration with Sanofi.

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
Gene therapy remains a novel technology, with no gene therapy product other than LUXTURNA approved for a genetic disease to date in the United States and only three gene therapy products for genetic diseases approved to date in the EU. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product and product candidates, if approved, prescribing treatments that involve the use of our product and product candidates, if approved, in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for LUXTURNA and any other products for which we obtain marketing approval.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. We have filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. As of August  2, 2019, we had outstanding options to purchase an aggregate of 3,279,040 shares of our common stock, of which options to purchase 1,610,300 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.
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

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2019
SPARK THERAPEUTICS, INC.

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Chief Financial Officer
(Principal Financial Officer)