Form 10-Q
period 2019-09-30
Spark Therapeutics, Inc.
filed 2019-11-07
CIK 1609351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019 there were 38,523,294 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

•
the timing, progress and results of clinical trials for SPK-7001, SPK-9001, SPK-8011, SPK-8016, SPK-3006 and our other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Spark Therapeutics, Inc.
Consolidated balance sheets (unaudited)
(in thousands, except share and per share data)

	December 31, 2018	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$95,247	$207,137
Marketable securities	358,359	182,775
Trade and other receivables	47,385	35,482
Inventory, net	25,637	31,853
Prepaid expenses and other current assets	40,512	10,700
Total current assets	567,140	467,947
Restricted cash	53,000	51,500
Marketable securities	94,678	39,879
Property and equipment, net	95,998	72,001
Right of use asset	—	67,318
Goodwill	1,198	1,143
Other assets	2,338	3,712
Total assets	$814,352	$703,500
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,492	$18,129
Accrued expenses	34,790	41,695
Current portion of long-term debt	4,822	7,830
Current portion of deferred rent	1,365	—
Current portion of deferred revenue	—	22,120
Current portion of lease liability	—	8,367
Current other liabilities	1,885	2,158
Total current liabilities	62,354	100,299
Long-term debt	46,090	41,341
Long-term deferred rent	10,885	—
Long-term deferred revenue	160,000	132,719
Long-term lease liability	—	79,408
Other liabilities	38,510	3,724
Total liabilities	317,839	357,491
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 37,764,213 shares issued and 37,686,301 shares outstanding as of December 31, 2018; 38,940,860 shares issued and 38,519,183 shares outstanding as of September 30, 2019	38	39
Additional paid-in capital	1,091,873	1,162,314
Accumulated other comprehensive loss	(1,050)	(1,281)
Treasury stock, at cost, 77,912 shares as of December 31, 2018 and 421,677 shares as of September 30, 2019	(4,661)	(39,878)
Accumulated deficit	(589,687)	(775,185)
Total stockholders’ equity	496,513	346,009
Total liabilities and stockholders’ equity	$814,352	$703,500
See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of operations and comprehensive income (loss)
(unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Revenues:
Product sales, net	$8,866	$6,918	$15,599	$28,160
Contract revenue	1,841	15,529	35,969	28,561
Total revenues	10,707	22,447	51,568	56,721
Operating expenses:
Cost of product sales	318	1,010	708	3,052
Cost of contract revenue	—	4,033	5,111	6,783
Research and development	32,829	44,655	88,462	122,730
Selling, general and administrative	29,305	41,407	92,543	116,105
Total operating expenses	62,452	91,105	186,824	248,670
Loss from operations	(51,745)	(68,658)	(135,256)	(191,949)
Unrealized gain (loss) on equity investments	1,672	(13)	4,291	(646)
Interest income, net	2,714	2,095	7,420	7,467
Other income	—	—	110,000	—
Loss before income taxes	(47,359)	(66,576)	(13,545)	(185,128)
Income tax benefit (expense)	2	(26)	(20)	(62)
Net loss	$(47,357)	$(66,602)	$(13,565)	$(185,190)
Basic and diluted net loss per common share	$(1.26)	$(1.72)	$(0.36)	$(4.82)
Weighted average basic and diluted common shares outstanding	37,498,616	38,747,658	37,267,942	38,450,255

Net loss	$(47,357)	$(66,602)	$(13,565)	$(185,190)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	308	(210)	614	1,172
Unrealized gain (loss) on interest rate swap	122	(265)	122	(1,269)
Foreign exchange translation adjustment	(12)	(115)	(49)	(134)
Total comprehensive loss	$(46,939)	$(67,192)	$(12,878)	$(185,421)

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the three months ended September 30, 2019
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, June 30, 2019	38,893,404	$39	$1,149,906	$(691)	413,490	$(39,068)	$(708,582)	$401,604
Adjustment related to removal of built-to-suit asset and liability balances	—	—	—	—	—	—	(1)	(1)
Issuance of restricted stock	23,025	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	8,187	(810)	—	(810)
Exercise of stock options	24,431	—	1,374	—	—	—	—	1,374
Unrealized loss on investments	—	—	—	(210)	—	—	—	(210)
Unrealized loss on interest rate swap	—	—	—	(265)	—	—	—	(265)
Unrealized loss on foreign currency translation	—	—	—	(115)	—	—	—	(115)
Stock-based compensation expense	—	—	11,034	—	—	—	—	11,034
Net loss	—	—	—	—	—	—	(66,602)	(66,602)
Balance, September 30, 2019	38,940,860	$39	$1,162,314	$(1,281)	421,677	$(39,878)	$(775,185)	$346,009

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the nine months ended September 30, 2019
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, December 31, 2018	37,764,213	$38	$1,091,873	$(1,050)	77,912	$(4,661)	$(589,687)	$496,513
Adjustment related to removal of built-to-suit asset and liability balances	—	—	—	—	—	—	(308)	(308)
Issuance of restricted stock	252,886	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	82,273	(5,583)	—	(5,583)
Purchase of common stock under ESPP	15,829	—	563	—	—	—	—	563
Exercise of stock options	907,932	1	35,331	—	261,492	(29,634)	—	5,698
Unrealized gain on investments	—	—	—	1,172	—	—	—	1,172
Unrealized loss on interest rate swap	—	—	—	(1,269)	—	—	—	(1,269)
Unrealized loss on foreign currency translation	—	—	—	(134)	—	—	—	(134)
Stock-based compensation expense	—	—	34,547	—	—	—	—	34,547
Net loss	—	—	—	—	—	—	(185,190)	(185,190)
Balance, September 30, 2019	38,940,860	$39	$1,162,314	$(1,281)	421,677	$(39,878)	$(775,185)	$346,009

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the three months ended September 30, 2018
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, June 30, 2018	37,543,411	$38	$1,065,438	$(643)	66,433	$(4,020)	$(477,073)	$583,740
Issuance of restricted stock	22,350	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	7,527	(478)	—	(478)
Purchase of common stock under ESPP	17,351	—	804	—	—	—	—	804
Exercise of stock options	101,143	—	1,383	—	—	—	—	1,383
Unrealized gain on investments	—	—	—	308	—	—	—	308
Unrealized gain on interest rate swap	—	—	—	122	—	—	—	122
Unrealized loss on foreign currency translation	—	—	—	(12)	—	—	—	(12)
Stock-based compensation expense	—	—	11,364	—	—	—	—	11,364
Net loss	—	—	—	—	—	—	(47,357)	(47,357)
Balance, September 30, 2018	37,684,255	$38	$1,078,989	$(225)	73,960	$(4,498)	$(524,430)	$549,874

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statement of stockholders’ equity (unaudited)
For the nine months ended September 30, 2018
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Common stock in treasury		Accumulated deficit	Total
	Shares	Amount			Shares	Amount

Balance, December 31, 2017	37,131,626	$37	$1,026,590	$(5,914)	20,222	$(1,226)	$(505,863)	$513,624
Reclassification of unrealized loss on equity investment to accumulated deficit	—	—	—	5,002	—	—	(5,002)	—
Issuance of restricted stock	161,218	—	—	—	—	—	—	—
Restricted stock canceled	(25,000)	—	—	—	—	—	—	—
Purchase of common stock in treasury	—	—	—	—	53,738	(3,272)	—	(3,272)
Purchase of common stock under ESPP	30,814	—	1,566	—	—	—	—	1,566
Exercise of stock options	385,597	1	13,129	—	—	—	—	13,130
Unrealized gain on investments	—	—	—	614	—	—	—	614
Unrealized gain on interest rate swap	—	—	—	122	—	—	—	122
Unrealized loss on foreign currency translation	—	—	—	(49)	—	—	—	(49)
Stock-based compensation expense	—	—	37,704	—	—	—	—	37,704
Net loss	—	—	—	—	—	—	(13,565)	(13,565)
Balance, September 30, 2018	37,684,255	$38	$1,078,989	$(225)	73,960	$(4,498)	$(524,430)	$549,874

See accompanying notes to the unaudited consolidated financial statements.

Spark Therapeutics, Inc.
Consolidated statements of cash flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2018	2019
Cash flows from operating activities:
Net loss	$(13,565)	$(185,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash income	(1,686)	(738)
Depreciation and amortization expense	4,820	7,540
Loss on disposal of property and equipment	123	1,626
Stock-based compensation expense	37,704	34,547
Unrealized (gain) loss on equity investments	(4,291)	646
Gain from sale of priority review voucher	(110,000)	—
Non-cash interest (income) expense	(1,407)	269
Changes in operating assets and liabilities:
Inventory	(20,738)	(6,216)
Prepaid expenses and other assets	(5,564)	28,061
Trade and other receivables	(5,690)	19,226
Accounts payable and accrued expenses	(877)	3,669
Deferred revenue	93,031	(5,161)
Other liabilities	104	1,273
Net cash used in operating activities	(28,036)	(100,448)
Cash flows from investing activities:
Gain from sale of priority review voucher	110,000	—
Payment for license agreement	(2,000)	—
Purchases of marketable securities	(360,569)	(76,023)
Proceeds from maturities of marketable securities	352,167	305,664
Purchases of property and equipment	(14,920)	(17,677)
Net cash provided by investing activities	84,678	211,964
Cash flows from financing activities:
Proceeds from exercise of options	13,129	17,910
Purchase of treasury stock	(3,272)	(17,795)
Proceeds from issuance of common stock under ESPP	1,567	563
Proceeds from long-term debt	50,000	—
Payments on long-term debt	(233)	(1,741)
Net cash provided by (used in) financing activities	61,191	(1,063)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(24)	(63)
Net increase in cash and cash equivalents and restricted cash	117,809	110,390
Cash and cash equivalents and restricted cash, beginning of period	96,748	148,247
Cash and cash equivalents and restricted cash, end of period	$214,557	$258,637

Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$17,946	$11,409
One Drexel Plaza lease cost included in other liabilities	$1,077	$—

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

(2) Development-stage risks
The Company has incurred net losses since inception and expects to incur net losses for the foreseeable future. The Company had an accumulated deficit of $775.2 million as of September 30, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of LUXTURNA and its other product candidates in development. Additional financing may be needed by the Company to fund its operations and to commercially develop its other product candidates.
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
The accompanying unaudited interim consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2019, its results of operations for the three and nine months ended September 30, 2018 and 2019, its stockholders' equity for the three and nine months ended September 30, 2018 and 2019, and cash flows for the nine months ended September 30, 2018 and 2019. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements.
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

(d ) Inventory
Inventory is stated at the lower of cost or net realizable value and consists of those costs realized following the U.S. Food and Drug Administration (FDA) approval of LUXTURNA. Cost is determined using the first-expired, first-out (FEFO) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Based on management's assessment, no such inventory reserve was necessary as of December 31, 2018. As of September 30, 2019, the Company has recorded an inventory obsolescence reserve of $4.0 million against work in process.
Inventory consisted of the following (in thousands):

	December 31, 2018	September 30, 2019
Raw materials	$3,843	$3,427
Work in process	19,843	27,716
Finished goods	1,951	710
	$25,637	$31,853

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
The Company’s net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), as it relates to the outcomes-based method and determined that based on historical clinical data, no rebate reserves were required for the nine months ended September 30, 2018 and 2019. All sales are recognized when control is transferred, which follows the Company’s verification of a scheduled LUXTURNA treatment.

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
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2018 and 2019 as they would be anti-dilutive:

	September 30, 2018	September 30, 2019
Unvested restricted common shares	949,925	1,151,331
Stock options issued and outstanding	3,623,311	3,253,241

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
The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized (loss) gain on available-for-sale securities	Unrealized loss on interest rate swap	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2018	$(376)	$(641)	$(33)	$(1,050)
Current period other comprehensive income (loss)	1,172	(1,269)	(134)	(231)
Balance as of September 30, 2019	$796	$(1,910)	$(167)	$(1,281)

(j) Recent accounting pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. Lessees are also required to record a right-of-use (ROU) asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company adopted this standard on January 1, 2019, the effective date, using the effective date method under the modified retrospective transition approach and elected to apply the package of practical expediants. The adoption of the standard had a material impact on the consolidated balance sheet, which resulted in the derecognition of the Company’s built-to-suit asset of $34.8 million and corresponding liability of $34.5 million, and an adjustment to beginning accumulated deficit of $0.3 million in the first quarter of 2019. Upon adoption, the Company also recognized ROU assets and lease liabilities of $31.7 million and $43.9 million, respectively, as of January 1, 2019.

(4) Marketable securities
The following table summarizes the available-for-sale securities held at December 31, 2018 and September 30, 2019 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2018
U.S. government agency	$223,553	$54	$(123)	$223,484
Corporate securities	$239,940	$34	$(10,421)	$229,553
September 30, 2019
U.S. government agency	$117,915	$452		$118,367
Corporate securities	$114,684	$344	$(10,741)	$104,287

No available-for-sale securities held as of September 30, 2019 had remaining maturities greater than two years.

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

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)
The Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2018:
Assets:
Money market funds (included in cash and cash equivalents)	$94,216	—	—
Certificates of deposit - restricted cash	$53,000	—	—
Marketable securities - U.S. government agencies	$223,484	—	—
Marketable securities - corporate securities	$229,553	—	—
Liabilities:
Interest rate swap	—	$641	—
At September 30, 2019:
Assets:
Money market funds (included in cash and cash equivalents)	$205,710	—	—
Certificates of deposit - restricted cash	$51,500	—	—
Marketable securities - U.S. government agencies	$118,367	—	—
Marketable securities - corporate securities	$104,287	—	—
Liabilities:
Interest rate swap	—	$1,910	—

(a) Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2019 consisted of money market funds.

(b) Marketable securities
The Company classifies its marketable security investments as available-for-sale securities and the securities are stated at fair value. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the nine months ended September 30, 2019 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period. In addition, as part of the license and stock purchase agreements entered into with Selecta Biosciences, Inc. (Selecta) (note 13), the Company purchased restricted common shares of Selecta. The investment is classified as available-for-sale and is stated at fair value, and changes in fair value are recognized in the consolidated statements of operations and comprehensive income (loss).

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

(7) Accrued expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2018	September 30, 2019
Compensation and benefits	$15,575	$14,740
Consulting and professional fees	11,499	17,233
Commercial costs	2,405	2,909
Research and development	2,706	3,788
Other	2,605	3,025
	$34,790	$41,695

(8) Debt
The Company's debt consists of the following (in thousands):

	December 31, 2018	September 30, 2019
Term loan outstanding	$50,000	$48,500
MELF loan outstanding	912	671
Less: current portion of long-term debt	(4,822)	(7,830)
Total long-term debt due after one year	$46,090	$41,341

In July 2018, the Company entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) as lender (the Credit Agreement), pursuant to which Wells Fargo extended a $50.0 million term loan to the Company, which bears interest at one-month LIBOR plus 0.65%, which rate is converted to a fixed rate per annum of 3.463% under the swap agreement discussed below. The term loan was fully drawn on the date of the Credit Agreement and matures on July 3, 2023 (Maturity Date). Through June 2019, the Company was only obligated to make monthly interest payments with respect to the term loan. Thereafter, the term loan will amortize in equal monthly installments through the maturity date. For the three and nine months ended September 30, 2019, the Company recorded interest expense of $0.4 million and $1.1 million, respectively, related to the Credit Agreement. For the three and nine months ended September 30, 2018, the Company recorded interest expense of $0.3 million related to the Credit Agreement.

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

At September 30, 2019, the fair value of the derivative liability was $1.9 million, of which $0.5 million was recognized within other current liabilities and $1.4 million was recognized within other long-term liabilities. The effective portion of the swap is reported as a component of accumulated other comprehensive loss. There was no hedge ineffectiveness as of September 30, 2019. Changes in the fair value are reclassified from accumulated other comprehensive loss into operations in the same period that the hedged item affects earnings. During the nine months ended September 30, 2019, the Company reclassified $0.2 million from accumulated other comprehensive loss into interest expense related to the effective portion of the swap. Over the next 12 months, $1.3 million of the effective portion of the interest rate swap is expected to be reclassified from accumulated other comprehensive loss into interest expense. If, at any time, the interest rate swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of operations and comprehensive income (loss) for the applicable period.

In August 2016, the Company executed an agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other assets purchased (MELF loan) in the amount of $1.6 million. Borrowings under the MELF loan are secured by equipment, as defined in the loan agreement. Under the terms of the MELF loan, the Company has a five-year period of monthly payments of $29 thousand of principal and interest at an annual interest rate of 3.25%. For the three and nine months ended September 30, 2019, the Company recorded interest expense of $6 thousand and $19 thousand, respectively, related to the MELF loan. For the three and nine months ended September 30, 2018, the Company recorded interest expense of $8 thousand and $27 thousand, respectively, related to the MELF loan.

(9) Stock-based compensation
The Company's 2015 Stock Incentive Plan (the 2015 Plan) provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors. In January 2019, the number of shares of common stock authorized for issuance under the 2015 Plan automatically increased, pursuant to the terms of the 2015 Plan, by 1,510,533 shares. As of September 30, 2019, 2,137,500 shares were available for future grants under the 2015 Plan.
In January 2019, the number of shares of common stock authorized for issuance under the 2015 Employee Stock Purchase Plan (the 2015 ESPP) automatically increased, pursuant to the terms of the 2015 ESPP, by 377,633 shares. The 2015 ESPP provides participating employees with the opportunity to purchase an aggregate of 1,481,992 shares of common stock. For the nine months ended September 30, 2019, 15,829 shares were issued under the 2015 ESPP.
Stock-based compensation expense

Stock-based compensation expense by award type was as follows (in thousands):

	Nine months ended September 30,
	2018	2019
Stock options	$22,816	$18,645
Restricted stock	14,344	15,595
Employee stock purchase plan	544	307
	$37,704	$34,547

Of the $34.5 million of stock-based compensation expense incurred during the nine months ended September 30, 2019, $13.5 million is classified as research and development expense and $21.0 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Of the $37.7 million of stock-based compensation expense incurred during the nine months ended September 30, 2018, $16.4 million is classified as research and development expense and $21.3 million is classified as selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
Stock options
The following table summarizes stock option activity:

	Number of options	Weighted- average exercise price
Outstanding at December 31, 2018	3,487,376	$42.40
Granted	847,500	$43.62
Exercised	(907,932)	$38.92
Forfeited	(173,703)	$50.44
Outstanding at September 30, 2019	3,253,241	$43.26
Vested at September 30, 2019	1,601,470	$38.99

During the nine months ended September 30, 2019, the Company withheld 153,727 shares to satisfy the exercise price of options exercised and 107,765 shares to satisfy minimum tax withholding obligations, which have been reflected as the acquisition of treasury shares.

Restricted stock
The following table summarizes restricted common stock activity:

	Number of shares	Weighted- average grant date fair value
Nonvested shares at December 31, 2018	942,776	$58.71
Shares granted	546,700	$47.57
Shares vested	(256,636)	$60.03
Shares canceled	(81,509)	$55.63
Nonvested shares at September 30, 2019	1,151,331	$53.34

(10) Related-party transactions
As of December 31, 2018, and September 30, 2019, Children's Hospital of Philadelphia (CHOP) was considered a significant equity holder. In October 2013, the Company entered into technology and license agreements with CHOP for certain commercialization licenses to be provided to the Company in order to develop services, methods and marketable products for commercialization. The license agreement requires the Company to reimburse CHOP for the patent costs related to the underlying licensed rights incurred after the effective date. For each of the nine months ended September 30, 2018 and 2019, the Company recorded $0.9 million of selling, general and administrative expense related to the reimbursement of such patent costs in the accompanying consolidated statements of operations and comprehensive income (loss).
In 2013, the Company entered into a number of services agreements with CHOP. The Master Research Services Agreement provides for certain research, development and manufacturing services to be provided to the Company by CHOP. A separate Services Agreement provides for clinical, technical and administrative services to be provided by CHOP to the Company. For the nine months ended September 30, 2018 and 2019, the Company recorded $4.3 million and $1.0 million, respectively, as research and development expense.
As of December 31, 2018, $0.7 million and $0.5 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP. As of September 30, 2019, $0.3 million and $0.4 million were recorded in accrued expenses and accounts payable, respectively, as amounts due to CHOP.

(11) Leases
The Company has operating leases for its corporate headquarters and research facilities in Philadelphia, Pennsylvania and leases for supplemental office facilities and certain equipment with original lease terms ranging from one to fifteen years, some of which include options to extend. These options to extend were not recognized as part of the Company's measurement of the ROU asset and operating lease liability. As of September 30, 2019, the weighted average remaining lease term of the Company’s operating leases was 11.93 years.
As of September 30, 2019, the Company has ROU assets of $67.3 million and current and noncurrent operating lease liabilities of $8.4 million and $79.4 million, respectively. These lease liabilities are based on the present value of the remaining minimum lease payments related to the Company’s operating leases as of September 30, 2019, discounted using the Company’s estimated incremental borrowing rate commensurate with the corresponding lease terms. As of September 30, 2019, the weighted average discount rate used to present value the Company’s operating lease liabilities was 5.65%.
Rent expense related to the Company’s operating leases was $5.4 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Company paid cash of $5.0 million related to its operating leases.
Future minimum rental payments under these leases as of September 30, 2019 are as follows (in thousands):

Year ending December 31,
2019	$1,829
2020	9,468
2021	10,457
2022	10,445
2023	10,711
2024 and thereafter	80,661
Total	123,571

Less: imputed interest	(35,796)
Current and long-term operating lease liability	$87,775

Future minimum rental payments under our leases prior to adoption of ASU 2016-02, Leases, as of December 31, 2018 were as follows (in thousands):

Year ending December 31,
2019	$8,102
2020	11,044
2021	10,073
2022	10,156
2023	9,228
2024 and thereafter	78,079
Total	$126,682

In 2017, the Company exited office space prior to the end of the lease term and recognized a contract termination liability. As of September 30, 2019, $2.4 million is recorded as long-term other liabilities and $1.6 million is recorded as current other liabilities on the accompanying consolidated balance sheet related to the termination expense.
The following table reconciles the termination cost discussed above (in thousands):

	Balance as of December 31, 2018	Recognized during the nine months ended September 30, 2019	Balance as of September 30, 2019
Contract termination liability	$5,270	$1,300	$3,970

(12) Commitments and contingencies
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

(13) Collaboration and license agreements
(a) Novartis

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
During the fourth quarter of 2018, and in conjunction with the European Commission granting marketing authorization for LUXTURNA, the Company earned an additional $25.0 million milestone payment. In the second quarter of 2019, the Company earned an additional $30.0 million milestone payment, which was determined to not be constrained in the fourth quarter of 2018. The $30.0 million, along with the $130.0 million of other payments, is included as deferred revenue on the accompanying consolidated balance sheet as of December 31, 2018. The Company allocated $160.0 million in license fees and milestone payments that were not constrained to the single performance obligation in the combined contracts. The Company will recognize the $160.0 million and variable amounts under the Supply Agreement over time using an outputs method based on vials supplied to Novartis. As of September 30, 2019, the remaining $10.0 million in milestone payments under the Novartis License Agreement remains constrained, due to additional regulatory approvals, and will not begin to be recognized until such amount becomes unconstrained.
For the nine months ended September 30, 2019, the Company recognized $13.6 million of contract revenue related to the $160.0 million, and other variable amounts, including royalties, under the Supply Agreement. As of September 30, 2019, there was $22.1 million of current deferred revenue and $132.7 million of long-term deferred revenue on the consolidated balance sheet related to the Novartis License Agreement.
In determining the transaction price, the Company analyzed the variable consideration and whether or not such variable consideration was constrained. The Company will reassess this variable consideration at each reporting period and adjust the transaction price, if necessary. The total vials that the Company expects to manufacture for Novartis over the life of the Supply Agreement will be a significant judgment that will be relied upon using the outputs method to recognize revenue.
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

The Company is eligible to receive up to an additional $215.0 million in aggregate milestone payments, $95.0 million of which relate to potential development, regulatory and commercial milestones for the first product candidate to achieve each milestone and $120.0 million of which relate to potential regulatory milestones for additional product candidates. In addition, the Company is entitled to receive royalties calculated as a low-teen percentage of net sales of licensed products. The royalties may be subject to certain reductions, including for a specified portion of royalty payments that Pfizer may become required to pay under any third-party license agreements, subject to a minimum royalty. Under the agreement, the Company remains solely responsible for the payment of license payments payable by the Company under specified license agreements.
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
During the nine months ended September 30, 2018, the Company recognized $36.0 million of contract revenue related to the Company's agreements with Pfizer. During the nine months ended September 30, 2018, the Company recorded $3.3 million as a reduction to research and development expenses for the reimbursement of costs from Pfizer.
During the nine months ended September 30, 2019, we recognized $15.0 million of contract revenue related to an achievement of a milestone in our agreement with Pfizer.
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

In connection with the Selecta License Agreement, the Company entered into a Stock Purchase Agreement with Selecta pursuant to which the Company purchased 197,238 unregistered shares of Selecta’s common stock for $5.0 million in December 2016. An additional 324,362 unregistered shares of Selecta's common stock were purchased for $5.0 million in June 2017, and 205,254 unregistered shares of Selecta's common stock were purchased for $5.0 million in October 2017. These shares are classified as available-for-sale securities as of September 30, 2019.

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
We have incurred net losses since inception. We had an accumulated deficit of $775.2 million as of September 30, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations. For the nine months ended September 30, 2018 and 2019, we incurred $88.5 million and $122.7 million of research and development expenses, respectively, and $92.5 million and $116.1 million of selling, general and administrative expenses, respectively.
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
Through September 30, 2019, we have received aggregate net proceeds from sales of our equity securities, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $858.2 million.

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
Our net product sales represent total gross product sales in the United States less allowances for estimated prompt-payment discounts, service fees, rebates and insurance co-payment assistance. Allowances are established based on contractual terms and management’s reasonable estimates, as well as the expectation that 100% of the prompt-payment discounts will be earned. Product shipping and handling costs and distributor reporting fees are included in cost of product sales. We evaluated the variable consideration under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), as it relates to the outcomes-based method and determined that based on historical clinical data, no additional reserves were required for the nine months ended September 30, 2019. All sales are recognized when control is transferred, which follows our verification of a scheduled LUXTURNA treatment.
Our product return policy is to provide non-monetary credit or product replacement. As the product is sold in direct relation to a scheduled treatment, we estimate that there is minimal risk of product return, including the risk of product expiration.
During the nine months ended September 30, 2019, we recognized $28.2 million in net product sales. Gross sales were $35.7 million, net of $7.5 million of product sales allowances. We expect that net product sales of LUXTURNA will fluctuate quarter over quarter, in particular as we continue to build and promote access. Net product sales for the nine months ended September 30, 2019 may not be representative of our sales for any future period.
Contract revenue
In December 2014, we entered into a global collaboration agreement with Pfizer for the development and commercialization of product candidates in our SPK-FIX program for the treatment of hemophilia B. Under this collaboration, we maintained responsibility for the clinical development of SPK-FIX product candidates through the completion of Phase 1/2 trials, which completion occurred in July 2018. Thereafter, Pfizer has responsibility for further clinical development, regulatory approvals and commercialization. In connection with entering into this agreement, we received a $20.0 million upfront payment. In November 2017, we amended our global collaboration agreement with Pfizer. Under the terms of this amendment, we received $15.0 million in payments upfront, and an additional $10.0 million upon completion of certain transition activities. In February 2018, we entered into a supply agreement with Pfizer to begin production in 2018 for one batch of drug substance expected to be used for Phase 3 development. We received $7.0 million upfront and received $7.0 million upon delivery. In July 2018, Pfizer announced the initiation of a Phase 3 program following our transfer of responsibility for the hemophilia B gene therapy program to Pfizer. During the nine months ended September 30, 2018, we recognized $36.0 million of contract revenue related to our Pfizer agreement. During the three and nine months ended September 30, 2019, we recognized $15.0 million of contract revenue related to an achievement of a milestone in our agreement with Pfizer.
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
During the fourth quarter of 2018, and in conjunction with the European Commission granting marketing authorization for LUXTURNA, we earned an additional $25.0 million milestone payment and recorded an additional $30.0 million of variable consideration that was no longer constrained. This $30.0 million of variable consideration was a milestone earned in June 2019, and along with the $105.0 million upfront payment and other milestone payment received, is included as deferred revenue on our consolidated balance sheet as of December 31, 2018. As of September 30, 2019, we recognized $13.6 million of contract revenue related to the $160.0 million, and other variable amounts, including royalties, under the Supply Agreement.

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

Results of operations
Comparison of the three months ended September 30, 2018 and 2019

	Three months ended September 30,
	2018	2019
	(in thousands)
Revenues:
Product sales, net	$8,866	$6,918
Contract revenue	1,841	15,529
Total revenues	10,707	22,447
Operating expenses:
Cost of product sales	318	1,010
Coat of contract revenue	—	4,033
Research and development	32,829	44,655
Selling, general and administrative	29,305	41,407
Total operating expenses	62,452	91,105
Loss from operations	(51,745)	(68,658)
Unrealized gain (loss) on equity investments	1,672	(13)
Interest income, net	2,714	2,095
Loss before income taxes	(47,359)	(66,576)
Income tax benefit (expense)	2	(26)
Net loss	$(47,357)	$(66,602)

Revenues
In the three months ended September 30, 2019, we recognized $22.4 million in total revenues, of which $6.9 million was net product sales of LUXTURNA and $15.5 million was contract revenue primarily associated with a milestone achievement related to our agreement with Pfizer. In the three months ended September 30, 2018, we recognized $10.7 million in total revenues, of which $8.9 million was net product sales of LUXTURNA and $1.8 million was contract revenue associated with our agreements with Pfizer.

Cost of product sales
Cost of product sales in the three months ended September 30, 2018 and 2019, was $0.3 million and $1.0 million, respectively. Cost of product sales consists of manufacturing, shipping and other costs, as well as royalties. This increase in cost of product sales was due to 2019 sales of fully cost-burdened inventory vials which were manufactured after FDA approval.

Cost of contract revenue
Cost of contract revenue in the three months ended September 30, 2019 was $4.0 million, which relates to an inventory obsolescence charge associated with our collaboration agreements.

Research and development expenses
Our research and development expenses for the three months ended September 30, 2019 were $44.7 million compared to $32.8 million for the three months ended September 30, 2018. The $11.8 million increase was due to increases of $10.2 million in internal research and development expenses and $1.6 million in external research and development expenses. The $10.2 million increase in internal research and development expenses primarily was due to increased headcount and related costs. The increase in external research and development primarily was due to a $1.9 million increase in expenses related to to our hemophilia A program and a $0.1 million increase in our SPK-FIX clinical program, offset by a decrease of $0.4 million in LUXTURNA costs.

The following table summarizes our research and development expenses by product candidate or program for the three months ended September 30, 2018 and 2019:

	Three months ended September 30,
	2018	2019
	(in thousands)
External research and development expenses:
LUXTURNA	$725	$344
SPK-CHM	166	175
SPK-FIX	36	154
SPK-FVIII	8,944	10,849
Programs in preclinical development	2,597	2,576
Total external research and development expenses	12,468	14,098
Total internal research and development expenses	20,361	30,557
Total research and development expenses	$32,829	$44,655
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
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2019, were $41.4 million compared to $29.3 million for the three months ended September 30, 2018. Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The $12.1 million increase primarily was due to an increase of $2.7 million in salaries and related costs, including stock-based compensation, a $7.1 million increase in legal and patent expenses, professional fees and other operating costs, and an increase of $2.3 million in LUXTURNA costs.

Comparison of the nine months ended September 30, 2018 and 2019

	Nine months ended September 30,
	2018	2019
	(in thousands)
Revenues:
Product sales, net	$15,599	$28,160
Contract revenue	35,969	28,561
Total revenues	51,568	56,721
Operating expenses:
Cost of product sales	708	3,052
Cost of contract revenue	5,111	6,783
Research and development	88,462	122,730
Selling, general and administrative	92,543	116,105
Total operating expenses	186,824	248,670
Loss from operations	(135,256)	(191,949)
Unrealized gain (loss) on equity investments	4,291	(646)
Interest income, net	7,420	7,467
Other income	110,000	—
Loss before income taxes	(13,545)	(185,128)
Income tax expense	(20)	(62)
Net loss	$(13,565)	$(185,190)

Revenues
In the nine months ended September 30, 2019, we recognized $56.7 million in total revenues, of which $28.2 million was net product sales of LUXTURNA and $28.6 million was contract revenue associated with our agreements with Novartis and Pfizer. In the nine months ended September 30, 2018, we recognized $51.6 million in total revenues, of which $15.6 million was net product sales of LUXTURNA and $36.0 million was contract revenue associated with our agreements with Pfizer.

Cost of product sales
Cost of product sales in the nine months ended September 30, 2018 and 2019, was $0.7 million and $3.1 million, respectively. Cost of product sales consists of manufacturing, shipping and other costs, as well as royalties. This increase in cost of product sales was due to an increase in the number of vials sold in the first three quarters of 2019 as compared to the first three quarters of 2018 as well as the initiation of selling inventory from a fully commercial manufactured batch completed after FDA approval. In the prior year sales were from U.S. inventory completed prior to FDA approval and, therefore, was expensed previously to research and development.

Cost of contract revenue
Cost of contract revenue in the nine months ended September 30, 2018 and 2019, was $5.1 million and $6.8 million, respectively, and consists of an inventory obsolescence charge, manufacturing costs, and other costs associated with our contract agreements.

Research and development expenses
Our research and development expenses for the nine months ended September 30, 2019 were $122.7 million compared to $88.5 million for the nine months ended September 30, 2018. The $34.3 million increase was due to increases of $25.8 million in internal research and development expenses and $8.5 million in external research and development expenses. The $25.8 million increase in internal research and development expenses primarily was due to increased headcount and salaries as well as rent and other internal expenses. The increase in external research and development primarily was due to an $8.7 million increase in expenses related to to our hemophilia A program and a $1.8 million increase in programs in preclinical development, offset by a decrease of $2.0 million in LUXTURNA costs and other clinical programs.
The following table summarizes our research and development expenses by product candidate or program for the nine months ended September 30, 2018 and 2019:

	Nine months ended September 30,
	2018	2019
	(in thousands)
External research and development expenses:
LUXTURNA	$2,875	$1,156
SPK-CHM	688	531
SPK-FIX	321	199
SPK-FVIII	15,399	24,079
Programs in preclinical development	6,964	8,795
Total external research and development expenses	26,247	34,760
Total internal research and development expenses	62,215	87,970
Total research and development expenses	$88,462	$122,730
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

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2019, were $116.1 million compared to $92.5 million for the nine months ended September 30, 2018. Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, legal and patent costs, facility costs and other professional fees. The $23.6 million increase primarily was due to an increase of $6.6 million in salaries and related costs, including stock-based compensation, a $1.1 million increase in LUXTURNA costs, and a $16.0 million increase in legal and patent expenses, professional fees and other operating costs. These increases were partially offset by a reduction of $0.1 million in facility related costs.

Other income
We recognized $110.0 million of other income during the nine months ended September 30, 2018, from the sale of our rare pediatric disease priority review voucher, or PRV.

Liquidity and capital resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine months ended September 30,
	2018	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,036)	$(100,448)
Investing activities	84,678	211,964
Financing activities	61,191	(1,063)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(24)	(63)
Net increase in cash and cash equivalents and restricted cash	$117,809	$110,390

Net cash used in operating activities
The net cash used in operating activities was $100.4 million for the nine months ended September 30, 2019, and consisted of a net loss of $185.2 million adjusted for non-cash items, including depreciation expense of $7.5 million and loss on disposal of property and equipment of $1.6 million, stock-based compensation expense of $34.5 million, non-cash income of $0.7 million, an unrealized loss on equity investments of $0.6 million and non-cash interest expense of $0.3 million. Net cash used in operating activities also included a net decrease in operating assets and liabilities of $40.9 million. The significant items in the change in operating assets include a decrease in trade and other receivables of $19.2 million, primarily due to receipt of a $25.0 million Novartis milestone payment, a decrease of $28.1 million in prepaid expenses and other assets as a result of a $30.0 million milestone payment achieved associated with our Novartis agreement, and an increase of $6.2 million of inventory as a result of increased commercialization efforts for LUXTURNA. The significant items in the change in operating liabilities include an increase in accounts payable and accrued expenses of $3.7 million mainly due to an increase in vendors utilized for consulting, contracting and legal work for the Roche merger agreement. The change in operating liabilities also includes a decrease of $5.2 million in deferred revenue related to revenue recognized from our Novartis licensing and commercialization agreement and an increase of $1.3 million in other liabilities.
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

Net cash provided by investing activities
Net cash provided by investing activities for the nine months ended September 30, 2019 was $212.0 million, consisting of net proceeds of marketable securities of $229.6 million, offset by the purchase of property and equipment of $17.7 million.
Net cash provided by investing activities for the nine months ended September 30, 2018, was $84.7 million which included $110.0 million in proceeds from the sale of our PRV, offset by net purchases of marketable securities of $8.4 million, the purchase of property and equipment of $14.9 million and a product milestone payment of $2.0 million associated with the first product sale of LUXTURNA.

Net cash (used in) provided by financing activities
Net cash used in financing activities for the nine months ended September 30, 2019 was $1.1 million, which consisted of $17.8 million for our repurchase of common stock for tax withholding obligations on restricted stock vestings and stock option exercises and $1.7 million in payments of long-term debt, offset by $17.9 million in proceeds from the exercise of stock options and $0.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
The expected use of our cash and cash equivalents and marketable securities of $429.8 million as of September 30, 2019 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, commercialization of approved products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates and any unforeseen cash needs. As a result, our management retains broad discretion over the allocation of our existing cash and cash equivalents, and marketable securities.
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
Revenue Recognition
Under ASC 606, the performance obligations granted under the Novartis License Agreement and Supply Agreement are combined to constitute a single performance obligation and we account for them as a single contract (see Note 13). We allocated $160.0 million in license fees and milestone payments that were not constrained to the single performance obligation in the combined contracts. We will recognize the $160.0 million and variable amounts under the Supply Agreement over time using an outputs method based on vials supplied to Novartis. We will estimate the expected total vials to be supplied to Novartis over the life of the Supply Agreement. This estimate will be determined through a combination of current purchase projections received from Novartis, as well as future anticipated market demand from Novartis, for the remainder of the Supply Agreement. In the first quarter of 2019, we began to supply vials to Novartis and recorded contract revenue based on the estimated number of vials to be sold during the term of the contract. Each reporting period, we will reevaluate the total projected vials to be supplied to Novartis under the Supply Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash and cash equivalents, restricted cash and marketable securities, including our investment in Selecta, of $481.3 million, primarily invested in U.S. government agency and corporate securities, certificates of deposit and money market accounts. We have policies requiring us to invest in the securities of high-quality issuers, limit our exposure to any individual issuer and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at September 30, 2019, the net fair market value of our marketable securities would have resulted in a hypothetical decline of approximately $0.5 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the current quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 7, 2019, a complaint, Wang v. Spark Therapeutics, Inc. et al., No. 1:19-cv-00479, or the Wang Complaint, was filed in the United States District Court for the District of Delaware by purported company stockholder Elaine Wang against our company and our directors in connection with the merger. On March 11, 2019, a putative securities class action complaint, Kent v. Spark Therapeutics, Inc. et al., No. 1:19-cv-00485, or the Kent Complaint, was filed in the United States District Court for the District of Delaware by purported company stockholder Michael Kent against our company, our directors, the Merger Sub, and Roche in connection with the merger. On March 18, 2019, a putative securities class action complaint, Newman v. Spark Therapeutics, Inc. et al., No. 1:19-cv-00528, or the Newman Complaint, was filed in the United States District Court for the District of Delaware by purported company stockholder Arthur Newman against our company and our directors in connection with the merger. On March 20, 2019, a complaint, Gomez v. Spark Therapeutics, Inc. et al., No. 1:19-cv-02487, or the Gomez Complaint, was filed in the United States District Court for the Southern District of New York by purported company stockholder Zarrin Gomez against our company and our directors in connection with the merger.  The Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint allege that the Schedule 14D-9 filed on March 7, 2019 in connection with the merger omitted certain supposedly material information. The Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint assert claims against all the defendants for violation of Section 14(e) of the Exchange Act, and against our directors, and in the case of the Kent Complaint, Roche, and in the case of the Gomez Complaint, our company, for violation of Section 20(a) of the Exchange Act. The Wang Complaint, the Kent Complaint and the Gomez Complaint also assert claims against all defendants for violation of Section 14(d) of the Exchange Act. The Wang Complaint, the Kent Complaint, the Newman Complaint and the Gomez Complaint seek declaratory and injunctive relief, as well as damages and attorneys’ fees and costs. On September 5, 2019, the Kent Complaint and the Wang Complaint were voluntarily dismissed without prejudice. On October 31, 2019, the Newman Complaint was voluntarily dismissed without prejudice to the alleged class.  On April 18, 2019, a complaint, Grant v. Bennett, et al., Case No. 1:19-cv-02615, or the Grant Complaint, was filed in the United States District Court for the Northern District of Illinois against certain trustees at the University of Pennsylvania, our company and Roche, alleging intellectual property infringement and false claims by the trustees and seeks, among other relief, to enjoin the licensing of all adeno-associated virus patents by the University of Pennsylvania to our company and the consummation of the transactions contemplated by the Merger Agreement. On June 25, 2019, the court dismissed the Grant Complaint with prejudice for lack of prosecution of the case due to plaintiff's failure to respond. We, and our board, believe that the Gomez Complaint is without merit and we, our board, the Merger Sub, and Roche intend to defend vigorously against such claim. Additional similar cases may also be filed in connection with the tender offer or the merger.

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

The completion of the transaction will be conditioned on (1) at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the tender offer, (2) receipt of certain regulatory approvals, including termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the accuracy of certain representations and warranties that we made and compliance by us with certain covenants contained in the Merger Agreement, subject to qualifications, (4) there not having been a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to us since the date of the Merger Agreement and (5) other customary conditions. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Roche will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

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
We have incurred net losses since inception. Our net losses were $185.2 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $775.2 million. We have financed our operations primarily through private placements of our preferred stock, our IPO, which closed on February 4, 2015, and follow-on offerings which closed on December 28, 2015, June 20, 2016 and August 9, 2017. We received net proceeds from the IPO and follow-on offerings of $775.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We have devoted substantially all our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building our team and engaging in activities to prepare for commercial launch of LUXTURNA. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•
continue to grow a marketing and distribution infrastructure to commercialize LUXTURNA in the United States, and any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

•	continue our clinical development of our product candidates, including our Phase 1/2 clinical trials for SPK-7001, SPK-8011, SPK-8016 and SPK-3006;

•	conduct IND-enabling studies for our preclinical programs;

•	initiate additional preclinical studies and clinical trials for our product candidates;

•	seek to identify additional product candidates;

•	build out additional laboratory and current good manufacturing practices, or cGMP, manufacturing capacity;

•	further develop our gene therapy platform;

•	further expand our medical affairs activities;

•	maintain, expand and protect our intellectual property portfolio; and

•	acquire or in-license product candidates and technologies.
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
Our operations have consumed significant amounts of capital since inception. As of September 30, 2019, our cash and cash equivalents and marketable securities were $429.8 million. Our operating expenses were $248.7 million for the nine months ended September 30, 2019. We expect to incur significant operating expenses for the foreseeable future. We estimate that our cash and cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.
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
We are aware of companies focused on developing AAV gene therapies in various indications, including 4D Molecular Therapeutics, Abeona Therapeutics Inc., Actus Therapeutics, Inc., Adverum Biotechnologies, Inc., Amicus Therapeutics, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Axovant Sciences, Inc., BioMarin Pharmaceutical Inc., Freeline Therapeutics, GenSight Biologics SA, Homology Medicines, Inc., Horama SAS, Lysogene SAS, MeiraGTx Limited, Passage BIO, Inc., Prevail Therapeutics, Inc., PTC Therapeutics, Inc., REGENXBIO, Inc., Sangamo Therapeutics, Inc., Sarepta Therapeutics, Inc., Solid Biosciences Inc., Ultragenyx Pharmaceuticals, Inc., uniQure N.V. and Voyager Therapeutics, Inc., as well as several companies addressing other methods for delivering or modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against LUXTURNA and any of our product candidates.

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
In late 2018, CMS issued an advance notice of proposed rulemaking, or ANPRM, describing a potential mandatory model to test Medicare reimbursement based on an "International Pricing Index", or IPI. CMS is considering issuing a proposed rule that would describe the model in more detail; however, the proposed rule is still pending review. If a model would proceed as described, we cannot predict the requisite infrastructure and reporting requirements, existing and new data sources required to establish an IPI and target price and the impact on price reporting and reporting mechanics.
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
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been, and there may continue to be, judicial and Congressional challenges to certain aspects of the PPACA. For example, the U.S. Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additional legislative and regulatory changes to the PPACA, its implementing regulations and guidance and its policies, remain possible in the 116th U.S. Congress and under the Trump Administration. However, it remains unclear how any new legislation or regulation might affect the prices we may obtain for LUXTURNA or any of our product candidates for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
We are a party to intellectual property license agreements with CHOP, Genethon, Penn and UIRF, each of which is important to our business, and we have entered into and expect in the future to enter into additional license agreements. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development and commercialization timelines, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.
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
In each of our existing license agreements, and we expect in our future agreements, patent prosecution of our licensed technology is controlled solely by the licensor, and we are required to reimburse the licensor for their costs of patent prosecution. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Further, in each of our license agreements we are responsible for bringing any actions against any third party for infringing on the patents we have licensed. Certain of our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products and minimum yearly diligence obligations in developing and commercializing the product. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors and our partners; and

•	the priority of invention of patented technology.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell LUXTURNA and our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product and product candidates and technology, including interference and derivation proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third-party patents relating to gene delivery to ocular cells and certain vector manufacturing methods that may relate to, and potentially could be asserted to encompass, our LUXTURNA, SPK-CHM, SPK-FIX, SPK-FVIII, SPK-GAA and SPK-TPP1 programs. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize LUXTURNA and our product candidates in our SPK-CHM, SPK-FIX, SPK-FVIII, SPK-GAA and SPK-TPP1 programs or any of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product and product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product and product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.
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
On March 4, 2014, the USPTO issued a guidance memorandum to patent examiners entitled “2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products.” On December 6, 2014, a memorandum entitled “2014 Interim Guidance on Subject Matter Eligibility” was published. On July 30, 2015, an update pertaining to patent subject matter eligibility was published by the USPTO. Additional USPTO guidance memoranda concerning subject matter eligibility were issued on May 4, 2018, April 2, 2018, April 19, 2018, June 7, 2018, January 7, 2019 and October 17, 2019. These guidelines instruct USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. We have filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. As of November 1, 2019, we had outstanding options to purchase an aggregate of 3,252,641 shares of our common stock, of which options to purchase 1,643,207 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.
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

Date: November 7, 2019
SPARK THERAPEUTICS, INC.

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Chief Financial Officer
(Principal Financial Officer)